Form 10-K
period 1993-12-31
TRANSAMERICA CORP
filed 1994-03-25
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

Commission file number 1-2964


                          TRANSAMERICA CORPORATION
           (Exact name of registrant as specified in its charter)

              Delaware                               94-0932740
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

          600 Montgomery Street
        San Francisco, California                      94111
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (415) 983-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered

      Common Stock--$1 Par Value                New York Stock Exchange
                                                Pacific Stock Exchange

    Preference Stock Purchase Rights            New York Stock Exchange
                                                Pacific Stock Exchange

    Depositary shares representing an           New York Stock Exchange
    interest in Preferred Stock - Series D


      Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    ( X )

     Aggregate market value of Common Stock, $1 par value, held by nonaffil-iates of the registrant as of the close of business at March 4, 1994:
$3,899,847,696.

     Number of shares of Common Stock, $1 par value, outstanding as of the close of business on March 4, 1994: 75,568,523.

                    Documents incorporated by reference:

     Portions of the Transamerica Corporation 1993 Annual Report to Shareholders are incorporated by reference into Parts I and II. With the exception of those portions which are incorporated by reference, the Trans-america Corporation 1993 Annual Report is not deemed filed as part of this Report.

     Portions of the Proxy Statement of Transamerica Corporation dated March 23, 1994 are incorporated by reference into Part III. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year.)

                              TABLE OF CONTENTS


                                                                       Page
                                                                       ____

Part I:
  Item  1.  Business .................................................   3
  Item  2.  Properties ...............................................  22
  Item  3.  Legal Proceedings ........................................  22
  Item  4.  Submission of Matters to a Vote of Securities Holders ....  23
  Item 4A.  Executive Officers of the Registrant .....................  23

Part II:
  Item  5.  Market for Registrant's Common Equity and Related Stock-
            holder Matters ...........................................  23
  Item  6.  Selected Financial Data ..................................  23
  Item  7.  Management's Discussion and Analysis of Financial Condi-
            tion and Results of Operations ...........................  24
  Item  8.  Financial Statements and Supplementary Data ..............  24
  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ......................  24
Part III:
  Item 10.  Directors and Executive Officers of the Registrant .......  25
  Item 11.  Executive Compensation ...................................  27
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management ...............................................  27
  Item 13.  Certain Relationships and Related Transactions ...........  27

Part IV:
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K .................................................  27

                                   PART I
ITEM I.  BUSINESS

     Transamerica Corporation is a financial services organization which engages through its subsidiaries in consumer lending, commercial lending, leasing, real estate services, life insurance and asset management. Transamerica was incorporated in Delaware in 1928.

     On March 15, 1994, Transamerica completed the purchase of substantially all of the assets of the container rental businesses of Tiphook plc for $1,065,000,000 in cash. The transaction will be accounted for as a purchase and the operations of the business acquired will be included in the consolidated statement of income from the date of acquisition.

     During 1993 Transamerica Corporation completed the sale of its former property and casualty insurance subsidiary, Transamerica Insurance Group, through an initial public offering in April 1993 and a secondary offering in December 1993. Proceeds from the sales of stock, after underwriting discounts, totaled $1,031,788,000. The proceeds were used to reduce indebtedness, including $162,600,000 incurred to fund capital contributions to, and $246,696,000 incurred to acquire certain assets from, the property and casualty insurance operation in connection with the initial public offering, and to commence a program of repurchasing shares of its common stock. In May 1993 Transamerica announced its intention to purchase up to 3,500,000 of its common shares subject to acceptable market conditions. In December the program was expanded to include an additional 2,500,000 shares. As of December 31, 1993, Transamerica had purchased 3,560,000 million shares at a cost of $197,894,200.

     On July 17, 1990, Transamerica Corporation acquired FIFSI, Inc. (dba NOVA Financial Services), a consumer lending subsidiary of First Interstate Bancorp, for $117,455,000 in cash and the assumption of $445,400,000 of liabilities. The transaction was accounted for as a purchase and the operations of NOVA Financial Services have been included in the consolidated statement of income from the date of acquisition.

     On June 16, 1989, the outstanding common shares of Criterion Group, Inc., an independent asset management firm subsequently renamed Transamerica Asset Management Group, Inc., were acquired for $95,723,000 in cash. The transaction was accounted for as a purchase and the operations of Transamerica Asset Management Group, Inc. included in the consolidated statement of income from the date of acquisition.

     Information concerning Transamerica's investment portfolio is incorporated herein by reference to "Investment Portfolio" on page 38 and "Note E. Investments" on pages 60 and 61 of the Transamerica Corporation 1993 Annual Report.

BUSINESS SEGMENT INFORMATION

     Business segment data, as required by Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, included in the tables in the Financial Review on pages 37 through 51 of the Transamerica Corporation 1993 Annual Report are incorporated herein by reference.

     The business activities of Transamerica's principal subsidiaries are more fully described below.

FINANCE

     The Corporation's finance services are provided by Transamerica Finance Group, Inc. ("Transamerica Finance Group"), which conducts the consumer lending, commercial lending and leasing operations, and by the Corporation's real estate services operations.

     During 1990 Transamerica Finance Group securitized $430,000,000 of residential real estate secured consumer finance receivables and entered into a five-year arrangement in which it securitized a $375,000,000 participation interest in a pool of its insurance finance receivables. These securitizations, which have been accounted for as sales, allowed Transamerica Finance Group to improve its capital management and liquidity. At
December 31, 1993, $375,000,000 of securitized insurance finance receivables and $59,437,000 of securitized real estate secured consumer finance receivables remained outstanding. The consumer and commercial lending operations continue to service these portfolios and remain partially at risk through limited recourse provisions. The term "owned and serviced" is used herein to describe Transamerica Finance Group's receivables portfolio and the securitized receivables which it still services.

     Consumer Lending

     Transamerica Finance Group's consumer lending services are provided by Transamerica Financial Services, headquartered in Los Angeles, California, which has 561 branch lending offices. Branch offices are located in the United States (548 in 41 states), Canada (11) and the United Kingdom (2). Transamerica Financial Services makes both real estate secured and unsecured loans to individuals. The company's customers typically borrow to consolidate debt, finance home remodeling, pay for their children's college educations, make major purchases, take vacations, and for other personal uses.

     Transamerica Financial Services offers three principal loan products: fixed rate real estate secured loans, revolving real estate secured lines of credit and personal loans. The company's primary business is making fixed rate, home equity loans that generally range up to $200,000. Approximately 84% of all finance receivables currently owned or serviced by the company are secured by residential properties. Of the company's real estate portfolio, 50% is secured by first mortgages. Since 1991, the company has continued to broaden its receivable portfolio by expanding its revolving real estate secured lines of credit, its unsecured personal loan business and its purchase of retail finance contracts from dealers (i.e., appliances, furniture and services).

     The following table sets forth certain statistical information relating to the consumer lending operation's finance receivables for the years indicated.

Page 5

                                                        Years Ended December 31,
                                     ______________________________________________________________
                                        1993         1992         1991         1990         1989
                                                    (Dollar amounts in thousands)
Volume of finance receivables
    acquired:
  Instalment loans:
    Secured by residential
      real estate(1) ..............  $1,039,394   $1,120,549   $1,308,941   $1,800,204   $1,283,538
    Other(1)(2) ...................     524,241      436,521      310,607      276,240      194,126
                                     __________   __________   __________   __________   __________
                                      1,563,635    1,557,070    1,619,548    2,076,444    1,477,664
  Other finance receivables(3) ....      29,181        4,843        5,310        5,773        7,694
                                     __________   __________   __________   __________   __________
      Total .......................  $1,592,816   $1,561,913   $1,624,858   $2,082,217   $1,485,358
                                     ==========   ==========   ==========   ==========   ==========
Finance receivables outstanding
    at end of year:
  Instalment loans:
    Secured by residential
      real estate(4) ..............  $3,295,346   $3,353,918   $3,357,842   $3,053,210   $2,836,152
    Other(2) ......................     595,284      482,819      334,304      291,248      229,218
                                     __________   __________   __________   __________   __________
                                      3,890,630    3,836,737    3,692,146    3,344,458    3,065,370
  Other finance receivables(3) ....      22,276        6,355        7,503        9,193       10,230
                                     __________   __________   __________   __________   __________
                                      3,912,906    3,843,092    3,699,649    3,353,651    3,075,600
  Less unearned finance charges
    and insurance premiums ........     185,150      181,554      170,135      156,798      150,214
                                     __________   __________   __________   __________   __________
  Net finance receivables - owned .   3,727,756    3,661,538    3,529,514    3,196,853    2,925,386
  Net finance receivables securi-
    tized, sold and serviced(4) ...      59,437      125,832      233,474      394,597
                                     __________   __________   __________   __________   __________
  Net finance receivables owned
    and serviced ..................  $3,787,193   $3,787,370   $3,762,988   $3,591,450   $2,925,386
                                     ==========   ==========   ==========   ==========   ==========
Allowance for losses at end of
  year(5)(6) ......................  $  107,175   $  107,183   $  107,235   $  102,349   $   79,379
Ratio to outstandings less
    unearned finance charges and
    insurance premiums:
  Owned(7) ........................       2.83%        2.83%        2.85%        2.85%        2.71%
  Owned and serviced ..............       2.83%        2.83%        2.85%        2.85%
Provision for credit losses
  charged to income ...............  $   63,946   $   48,897   $   42,214   $   35,617   $   32,820

Credit losses (net of recoveries)(8) $   64,430   $   45,674   $   33,887   $   25,785   $   25,214
Ratio to average net finance
    receivables outstanding(9):
  Owned ...........................       1.68%        1.21%        0.98%        0.79%         0.91%
  Owned and serviced ..............       1.69%        1.21%        0.92%        0.79%


_______
     (1) The 1993 and 1992 decreases in the volume of loans secured by residential real estate were mainly due to sluggishness in the domestic economy and a weak real estate market, particularly in California. Includes $491,236,000 in 1990 related to the purchase of NOVA Financial Services on July 17, 1990 (real estate - $458,650,000, other - $32,586,000).

     (2) The increase in 1990 includes unsecured loans to executives and professionals related to the purchase of NOVA. Increases since 1990 reflect general expansion in the company's program of non-real estate secured loans.

     (3) The increase in 1993 resulted from expansion into the retail finance contract business, purchasing principally contracts on appliances, furniture and services.

     (4) In December 1990, $430,000,000 of real estate secured receivables were securitized and accounted for as a sale. The amounts of securitized receivables outstanding at the end of 1993, 1992, 1991 and 1990 are shown in the table under the caption "Net finance receivables securitized, sold and serviced."

     (5) In connection with the acquisition of NOVA Financial Services in 1990, the company established an allowance for losses of $13,138,000 as of the date of purchase.

     (6) The 1993, 1992, 1991 and 1990 amounts include an allowance for losses of $1,680,000, $3,561,000, $6,654,000 and $11,239,000 on the
securitized, sold and serviced portfolio. These amounts are included in other liabilities in the consolidated balance sheet. The decreases were due to credit losses sustained and the run off of the securitized receivables.

     (7) The allowance for losses, as a percentage of receivables outstanding, at December 31, 1990 was increased in response to the economic uncertainties due to the decline in the U.S. economy and the resulting slowdown in the residential housing market.

     (8) Credit losses increased $18,756,000 (41%) in 1993 due to increased losses on real estate secured instalment loans of $15,979,000 (55%) and on non-real estate secured receivables of $2,777,000 (17%). Credit losses increased $11,787,000 (35%) in 1992 due to increased losses on real estate secured instalment loans of $5,033,000 (21%) and on non-real estate secured receivables of $6,754,000 (70%). Credit losses increased $8,102,000 (31%) in 1991 due to increased losses on real estate secured instalment loans of $4,074,000 (20%) and on non-real estate secured receivables of $4,028,000 (71%). The increases since 1990 in credit losses on real estate secured loans resulted mainly from the continuing weakening of the California real estate market. The 1993, 1992 and 1991 increases in credit losses on non-real estate secured loans was caused by growth in the related receivables outstanding and sluggishness in the domestic economy. With the adoption in the fourth quarter of 1992 of a required new accounting rule, losses on the disposal of repossessed assets were classified as operating expenses rather than as credit losses. Data for periods prior to the fourth quarter of 1992 have not been reclassified.



     (9) The changes in ratios were due to corresponding fluctuations in credit losses (see note 8 above).

                            _____________________

     Delinquent Receivables. The following table shows the ratio of finance receivables which are contractually past due 60 days or more to finance receivables outstanding for each category and in total for the years indicated:

                                                 As of December 31,
                                       _____________________________________
                                       1993    1992    1991    1990    1989
     Instalment loans:
       Secured by residential real
         estate .....................  1.87%   1.85%   1.73%   1.48%   1.21%
       Other ........................  2.71    2.00    2.19    2.09    2.70
                                       _____   _____   _____   _____   _____
                                       2.00    1.87    1.77    1.53    1.32
     Other finance receivables ......  3.96    0.09    0.14
                                       _____   _____   _____   _____   _____
       Total - owned ................  2.01    1.87    1.77    1.53    1.32
     Securitized, sold and serviced .  2.47    2.15    1.95    1.17
                                       _____   _____   _____   _____   _____
       Total owned and serviced .....  2.02%   1.87%   1.78%   1.49%   1.32%
                                       =====   =====   =====   =====   =====

     The increasing delinquency through 1993 was principally due to the sluggishness in the domestic economy and, in particular, the weakening in the California real estate market.

     Accounts in Foreclosure and Repossessed Assets. Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $214,665,000 at December 31, 1993 compared to $176,054,000 at December 31, 1992. The increase primarily reflects increased repossessions in California and longer disposal times due to its weak real estate market.

     Commercial Lending

     Transamerica Finance Group's commercial lending services are provided by Transamerica Commercial Finance Corporation ("Transamerica Commercial Finance"). Transamerica Commercial Finance operates from its executive office in Chicago, Illinois, as well as from 88 branch lending offices. Branch offices are located in the United States (58), Puerto Rico (16), Canada (9) and Europe (5).

     Transamerica Commercial Finance made a decision late in the fourth quarter of 1991 to exit the rent-to-own finance business, reduce lending to certain asset based lending lines, accelerate disposal of repossessed assets and liquidate receivables remaining from previously sold businesses. As a result of this action the commercial lending operation recognized a special after tax charge of $130,000,000.

     In conjunction with the decision discussed above, Transamerica
Commercial Finance's operations were reorganized into three core business units: inventory finance, insurance finance and business credit. The lending activities of these core businesses are discussed below.

     Inventory finance (also known as wholesale financing or floor plan financing) consists principally of financing dealers' purchases from distributors or manufacturers of goods for inventory. The products financed primarily include boats and other recreational equipment, television and stereo equipment, major appliances such as refrigerators, washers, dryers and air conditioners, and manufactured housing. Loan terms typically provide for repayment within 30 days following sale of the inventory by the borrower. After initial review of a borrower's credit worthiness, the ongoing management of credit risk in this area may include various monitoring techniques, such as periodic physical inventory checks and review of the borrower's sales, as well as maintenance of repurchase agreements with manufacturers which provides a degree of security in the event of slow moving or obsolete inventory.

     Insurance finance involves the financing of insurance premiums for businesses, generally at fixed rates for terms of less than one year. The receivables are secured by the company's right to cause the policies to be canceled and receive the unearned premiums. Credit risk is managed by requiring down payments from borrowers to mitigate the effects of possible delays in receiving unearned premiums in the event of policy cancellation and by monitoring the concentrations of potential return premiums among the insurance carriers and their financial condition.

     Business credit consists of secured loans, primarily revolving, to manufacturers, distributors and selected service businesses, including financial service companies. The loans are collateralized, with credit lines typically from $5 million to $25 million and terms ranging from three to five years. Actual borrowings are limited to specified percentages of the borrower's inventory, receivables and other eligible collateral which are regularly monitored to ascertain that receivables are within approved limits and that the borrower is otherwise in compliance with the terms of the arrangement. The loans to financial service companies are secured by their respective finance receivable portfolios. The company manages its credit risk in this area by monitoring the quality of the borrower's loan portfolio and compliance with financial covenants.

     As a result of the relatively short-term nature of the company's financings, Transamerica Commercial Finance is able to adjust its finance charges rather quickly in response to competitive factors and changes in its costs. However, the interest rates at which Transamerica Commercial Finance borrows funds for its businesses generally move more quickly than the rates at which it lends to customers. As a result, in rising interest rate environments, margins are normally compressed until interest rates restabilize. Conversely, in declining interest rate environments, margins are generally enhanced.

     In March 1992, the commercial lending operation purchased for cash a business credit portfolio consisting of twelve manufacturer/distributor accounts with a net outstanding balance of $134,000,000. In September 1991, an inventory finance portfolio, which comprised lending arrangements with over 700 manufactured housing and recreational product dealers with a net balance outstanding of $290,604,000, was purchased for cash. These transactions were funded with short-term debt.

     The commercial lending operation sold its automobile fleet leasing operation in 1990 and its commercial leasing and wholesale automobile financing operations in 1989. Finance receivables included in the assets sold totaled $45,478,000 in 1990 and $534,734,000 in 1989. Also in 1990,
$375,000,000 of insurance finance receivables were securitized and accounted for as a sale.

     The following table sets forth certain statistical information relating to the commercial lending operation's finance receivables for the years indicated.

                                                         Years Ended December 31,
                                     __________________________________________________________________
                                         1993         1992          1991          1990         1989
                                                     (Dollar amounts in thousands)
Volume of finance receivables
    acquired:(1)
  Inventory finance(2).............  $ 6,773,720   $ 6,225,899   $5,570,486   $ 6,029,587   $ 6,835,938
  Insurance finance ...............    1,967,242     1,732,615    1,761,820     1,452,742     1,402,434
  Business credit(3)...............    3,696,180     2,023,010    2,000,434     2,407,304     2,130,292
                                     ___________   ___________   __________   ___________   ___________
    Core businesses ...............   12,437,142     9,981,524    9,332,740     9,889,633    10,368,664
  Other(4) ........................      170,705       427,909       84,139       194,338       907,468
                                     ___________   ___________   __________   ___________   ___________
    Total .........................  $12,607,847   $10,409,433   $9,416,879   $10,083,971   $11,276,132
                                     ===========   ===========   ==========   ===========   ===========
Finance receivables outstanding
    at end of year:
  Inventory finance(5) ............  $ 1,959,757   $ 1,873,895   $1,928,670   $ 1,872,191   $ 2,240,453
  Insurance finance(6) ............      354,322       284,738      323,958       218,622       560,728
  Business credit(7)(8) ...........      553,859       575,984      288,776       968,216       897,128
                                     ___________   ___________   __________   ___________   ___________
    Core businesses ...............    2,867,938     2,734,617    2,541,404     3,059,029     3,698,309
  Other(9) ........................      127,687       208,866      481,272       403,647       613,152
                                     ___________   ___________   __________   ___________   ___________
                                       2,995,625     2,943,483    3,022,676     3,462,676     4,311,461
  Less unearned finance charges ...       55,644        68,401       82,219       100,419       146,006
                                     ___________   ___________   __________   ___________   ___________
  Net finance receivables - owned .    2,939,981     2,875,082    2,940,457     3,362,257     4,165,455
  Net finance receivables securi-
    tized, sold and serviced(6) ...      374,512       374,478      374,169       373,973
                                     ___________   ___________   __________   ___________   ___________
  Net finance receivables owned
    and serviced ..................  $ 3,314,493   $ 3,249,560   $3,314,626   $ 3,736,230   $ 4,165,455
                                     ===========   ===========   ==========   ===========   ===========
Allowance for losses at end of
    year(10)(11)(12)...............  $    80,668   $    91,263   $  172,718   $   102,748   $    70,870
Ratio to outstandings less
    unearned finance charges:(12)
  Owned ...........................        2.71%         3.14%        5.84%         3.03%         1.70%
  Owned and serviced ..............        2.43%         2.81%        5.21%         2.75%
Provision for credit losses
  charged to income(11) ...........  $    33,098   $    41,816   $  248,472   $   133,364   $    51,078

Credit losses (net of
  recoveries)(13) .................  $    43,515   $   121,137   $  176,138   $   100,638   $    69,917
Ratio to average net finance
    receivables outstanding:(14)
  Owned ...........................        1.49%         4.18%        5.82%         2.68%         1.55%
  Owned and serviced ..............        1.32%         3.71%        5.18%         2.57%



_______
     (1) The volume increase in 1993 reflects the overall improvement in the economy and increased sales and marketing programs in the core business groups.

     (2) Includes $290,604,000 in 1991 related to the purchase of lending arrangements with manufactured housing and recreational products dealers.

     (3) The volume increase in 1993 reflects a shift in focus from participating in loans to directly originating loans. As a result, advances and collections have increased. The 1992 amount includes $134,000,000 related to the purchase of a portfolio of manufacturer/distributor business credit arrangements.

     (4) The 1993 decrease is due to reduced receivable levels in liquidating portfolios. The 1992 increase mainly reflects additional borrowings by customers in certain asset based lending lines, which were reclassified to the "other" category in 1991 (see note 7), prior to implementation or completion of work-out or liquidation arrangements. The declines in 1991 and 1990 were due to the sale of the automobile fleet leasing operation in 1990 and the sale of the commercial leasing and wholesale automobile financing operations in 1989.

     (5) The 1993 increase was due to the increased volume primarily in home and recreational products. The 1992 decrease was mainly due to faster paying customers resulting from implementation of stronger portfolio management procedures and efforts by certain borrowers to decrease the time that they hold inventory by using "just in time" delivery arrangements.

     (6) The 1993 increase was due to the increased volume. The 1992 decrease was due to a change in funding arrangements with one major customer. In July 1990, $375,000,000 of insurance finance receivables were securitized and accounted for as a sale. The amounts of securitized receivables outstanding at the end of 1993, 1992, 1991 and 1990 are shown in the table under the caption "Net finance receivables securitized, sold and serviced."

     (7) The company's decision to exit the rent-to-own finance business and reduce lending to certain asset based lending lines (formerly included in business credit) resulted in the reclassification at December 31, 1991 of net rent-to-own finance receivables totaling $221,247,000 to assets held for sale, which are included in other assets in the consolidated balance sheet, and the transfer of other receivables totaling $206,931,000 from business credit to the "other" category set forth under finance receivables outstanding. Prior year data has not been restated.

     (8) The 1992 increase includes the purchase of a $134,000,000 manufacturer/distributor business credit portfolio. The 1991 decrease was due principally to the reduction in rent-to-own finance receivables resulting from the de-emphasis during the year, repossession of rent-to-own stores, and the eventual decision to exit the business and the decision to reduce lending to certain asset based lending lines (see note 7 regarding reclassification of receivables outstanding at December 31, 1991). The 1990 increase was due to increased financing of small consumer finance companies and domestic personal computer retail stores.


     (9) The 1993 and 1992 decreases primarily reflect the liquidation of receivables from businesses being exited, including $18,403,000 and $87,406,000 of write offs. The 1991 increase was due to the reclassification of receivables to be liquidated resulting from the company's decision to reduce lending to certain asset based lending lines (see notes 7 and 8). The 1990 decline was due to the liquidation and sale of receivables from businesses being exited (see note 4).

     (10) The allowance for losses on the securitized, sold and serviced portfolio was $938,000 at December 31, 1993, 1992, 1991 and 1990. This amount is included in other liabilities in the consolidated balance sheet.

     (11) The 1991 provision and allowance for losses at December 31, 1991 included $62,816,000 recorded as part of the special charge recognized as a result of the company's decision to reduce lending to certain asset based lending lines and to liquidate receivables remaining from previously sold businesses. The increased provisions in 1991, excluding the special charge, and in 1990 were in response to increased credit losses and higher than normal delinquencies and nonearning receivables associated with the weak U.S. and Canadian economies.

     (12) The 1993 and 1992 reductions in the allowance for losses as a percentage of receivables outstanding were attributable primarily to the writeoff of delinquent and nonearning receivables in 1993 and 1992, and to lower levels of delinquent and nonearning accounts in the remaining portfolio at December 31, 1993 and 1992. In 1991, the percentages were increased principally due to the company's decision to reduce lending to certain asset based lending lines and to liquidate receivables remaining from previously sold businesses (see note 11). The 1990 increase was in response to the weak U.S. and Canadian economies resulting in higher than normal delinquencies and nonearning receivables.

     (13) In 1993 and 1992, charges to the allowance for losses on finance receivables due to credit losses sustained decreased $77,622,000 (64%) and $55,001,000 (31%). These decreases were caused mainly by decreases in delinquent and nonearning receivables resulting from improved economic conditions, the reclassification of certain receivables to assets held for sale and in 1992, implementation of stronger portfolio management procedures. In 1991 and 1990, credit losses increased $75,500,000 (75%) and $30,721,000
(44%) principally as a result of the depressed appliance and furniture rental and Canadian computer markets associated with the general downturn in the U.S. and Canadian economies.

     (14) The changes in ratios were due to corresponding fluctuations in credit losses (see note 13).

                            _____________________

     Delinquent Receivables. Effective in 1993, the policy used for determining delinquent receivables was revised to provide greater consistency among the company's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolios. Delinquent receivables are now defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due. Previously, delinquent receivables were generally defined as financed inventory sold but unpaid 30 days or more, the portion of business credit loans in excess of the approved lending limit and all other receivable balances contractually past due 60 days or more.

     The following table shows the ratio of delinquent commercial finance receivables to finance receivables outstanding for each category and in total as of the end of each of the years indicated. Delinquency ratios for 1992 and prior years have not been restated for the change in policy outlined above.

                                             As of December 31,
                                    _____________________________________
                                     1993    1992    1991    1990   1989

Inventory finance(1) ...........     0.13%   0.82%   1.31%   3.42%  2.95%
Insurance finance ..............     0.54    0.57    1.03    2.02   1.78
Business credit(1)(2) ..........        -    0.21    0.88   10.34   2.35
                                    ______  ______  ______  ______  _____
  Core businesses ..............     0.15    0.66    1.22    5.51   2.63
Other(3) .......................    19.14   22.42   25.84   12.79   9.54
                                    ______  ______  ______  ______  _____
  Total - owned  ...............     0.96%   2.21%   5.14%   6.36%  3.61%
                                    ======  ======  ======  ======  =====
  Total owned and serviced .....     0.86%   1.96%   4.57%   5.76%  3.61%
                                    ======  ======  ======  ======  =====
_______
     (1) The decreases in 1992 and 1991 reflect write offs of delinquent accounts (and accounting reclassifications - see note 2), implementation of stronger portfolio management procedures and general improvement in the economy. Increased delinquency in 1990 reflected the overall weak economy. This trend began in 1989, when consumer spending, which supports these businesses, began to decline. Particularly affected were the marine industry (inventory finance), and the appliance and furniture rental and Canadian computer markets (business credit).

     (2) The decline in 1991 was due principally to rent-to-own finance receivables being reclassified to assets held for sale, and certain finance receivables being reclassified to the "other" category. These reclassifications resulted from the company's decision to exit the rent-to-own finance business and reduce its lending to certain asset based lending lines. Prior year data have not been restated.

     (3) Represents finance receivables retained from businesses sold or exited which are being liquidated and receivables reclassified in 1991 due to the company's decision to reduce lending to certain asset based lending lines (see note 2).
                            _____________________

     Nonearning Receivables. Effective in 1993, the policy used for determining nonearning receivables was revised to provide greater consistency among the company's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolio. Nonearning receivables are now defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Previously, nonearning receivables were defined as balances from borrowers in bankruptcy or litigation and other accounts for which full collectibility was doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $33,617,000 (1.12% of receivables outstanding) and $92,548,000 (3.14%) of receivables outstanding) at December 31, 1993 and 1992; the 1992 data has not been restated. Those amounts exclude nonearning rent-to-own finance receivables which have been reclassified to assets held for sale (see below).

     Assets Held for Sale. Assets held for sale at December 31, 1993 totaled $90,114,000, net of a $156,985,000 valuation allowance, and consisted of rent-to-own finance receivables of $120,469,000, repossessed rent-to-own stores of $107,227,000 and other repossessed assets of $19,403,000. Assets held for sale at December 31, 1992 totaled $191,515,000, net of a $121,549,000 valuation allowance, and comprised rent-to-own finance receivables of $179,013,000, repossessed rent-to-own stores of $103,418,000 and other repossessed assets of $30,633,000. At December 31, 1993, $27,489,000 of the rent-to-own finance receivables were classified as both delinquent and nonearning. At December 31, 1992 delinquent rent-to-own finance receivables were $15,397,000 and nonearning rent-to-own finance receivables were $32,615,000. Delinquent and nonearning receivables as of December 31, 1992 have not been restated for the change in policies effective in 1993 as outlined above.

     Leasing

     Transamerica Leasing Inc. ("Transamerica Leasing") leases, services and manages containers, chassis and trailers around the world. The company is based in Purchase, New York and maintains 386 offices, depots and other facilities in 44 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines and motor carriers.

     On March 15, 1994, Transamerica purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1,065,000,000. The acquired fleet of standard containers and tank containers totaled 361,000 units.

     As of December 31, 1993, Transamerica Leasing's fleet consisted of standard containers, refrigerated containers, domestic containers, tank containers and chassis totaling 316,000 units which are owned or managed, and leased from 347 depots worldwide, 36,500 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers, and 3,800 over-the-road trailers in Europe. Transamerica Leasing began leasing tank containers for carrying bulk liquids in 1990 and had 1,900 tank containers in its fleet at December 31, 1993.

     In November 1992, the company sold its domestic over-the-road trailer business. Proceeds from the sale totaled $191,000,000 and resulted in no gain or loss.

     Approximately 49% of the standard container, refrigerated container, domestic container, tank container and chassis fleet is on term lease or service contract minimum lease for periods of one to five years. Also, 34% of the rail trailer fleet is on term lease or service contract minimum lease for periods of one to five years.

     The following table sets forth Transamerica Leasing's fleet size, in units, for the years indicated:

                                              As of December 31,
                                 ___________________________________________
                                  1993     1992     1991     1990     1989

     Containers and chassis ...  316,000  280,000  255,100  244,400  235,900
     Rail trailers ............   36,500   34,400   36,800   40,500   43,300
     European trailers ........    3,800    2,900    1,700      800


     The following table sets forth Transamerica Leasing's fleet utilization for the years indicated:

                                         Years Ended December 31,
                                       ____________________________
                                       1993  1992  1991  1990  1989

     Containers and chassis(1) .....    83%   85%   89%   90%   93%
     Rail trailers(2) ..............    91%   84%   75%   79%   83%
     European trailers .............    89%   84%   83%   81%

_______
     (1) The 1993 decline was due to slow economic growth in key European economies and Japan; the 1992 decline was due to a higher than expected industry-wide supply of equipment. The 1991 and 1990 reductions resulted from a small decline in the rate of growth of world trade and a less favorable geographic balance of business.

     (2) The 1993 and 1992 increases were due to a smaller industry fleet, higher domestic economic activity and because many shippers are moving from trucks to rail transport for long-haul shipments; the 1991 and 1990 declines were due to reduced domestic economic activity.

                            _____________________

     Real Estate Services

     Real estate services comprise real estate tax, realty and other services and in 1989, title insurance.

     Transamerica Real Estate Tax Service, a division of Transamerica Corporation, prepares tax payments and reports and conducts tax searches with respect to real property taxes and assessments, issues flood hazard determinations in all 50 states, and provides real property information services in several states. It also provides customers with on-line computer system information. As of December 31, 1993, tax reports were generated for more than 3,000 institutional mortgage servicers and their borrowers. The company operates from 35 offices throughout the United States.

     The following table sets forth the number of tax service contracts under management at the end of the years indicated and new tax service contracts written during those years:

                                  1993     1992     1991     1990     1989
                                          (Amounts in thousands)
     Tax service contracts
       under management .......  15,496   14,751   13,712   12,835   11,876
     New tax service contracts    5,103    3,870    2,668    2,544    2,583


     Transamerica's title operations were conducted by Transamerica Title Insurance Company ("Transamerica Title"). On March 30, 1990 the Corporation sold Transamerica Title. The sales price was $67,502,000 in cash and notes receivable, which approximated the book value of the operation.

     Transamerica Realty Services, Inc. owns and manages real estate in various communities. Transamerica Realty Services, Inc. also provides real estate services to other subsidiaries of the Corporation, including asset and property management of real estate held for investment principally by the Corporation's life insurance subsidiaries.

INSURANCE

     Life Insurance

     The Corporation's life insurance business is conducted by Transamerica Occidental Life Insurance Company, by Transamerica Life Insurance and Annuity Company, and by other life insurance subsidiaries (hereinafter collectively referred to as "Transamerica Life Companies"). The Transamerica Life Companies are primarily engaged in the business of writing life insurance and annuities in all states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, Canada, Taiwan and Hong Kong.

     The following table sets forth certain statistical information relating to the Transamerica Life Companies' operations.

                                                        Years Ended December 31,
                                 ____________________________________________________________________
                                     1993          1992          1991          1990          1989
                                                    (Dollar amounts in thousands)
Insurance in force at
    end of period:(1)(2)
  Whole life and endowment ....  $150,151,065  $139,475,971  $126,118,638  $122,179,305  $114,487,924
  Individual term life ........   172,441,372   160,517,919   156,996,821   145,177,179   130,683,723
  Group life(3) ...............     7,838,176     6,252,910     4,656,433     3,062,966       737,000
  Credit life(4) ..............       200,787       521,645     1,080,571     2,237,421     5,814,672
                                 ____________  ____________  ____________  ____________  ____________
    Total .....................  $330,631,400  $306,768,445  $288,852,463  $272,656,871  $251,723,319
                                 ============  ============  ============  ============  ============
New insurance written:(2)
  Whole life and endowment(5) .  $ 29,303,712  $ 28,265,139  $ 25,182,326  $ 25,679,301  $ 29,435,274
  Individual term life(6) .....    46,724,456    41,235,278    36,385,130    39,867,771    33,519,609
  Group life(3) ...............     2,057,706     2,002,644     1,273,166     2,518,760       568,518
  Credit life(4) ..............           449         1,462         5,276        83,394       144,222
                                 ____________  ____________  ____________  ____________  ____________
    Total .....................  $ 78,086,323  $ 71,504,523  $ 62,845,898  $ 68,149,226  $ 63,667,623
                                 ============  ============  ============  ============  ============

Premium income:(7)
  Individual life and annui-
    ties(8) ...................  $    543,580  $    490,357  $    481,606  $    524,630  $    518,859
  Group life and annuities(9) .        95,004       104,087       165,318       120,722       399,540
  Credit life(4) ..............                                                  (3,201)        7,594
  Accident and health (individ-
    ual, group and credit)(10)        227,640       219,285        62,977        48,259        47,269
                                 ____________  ____________  ____________  ____________  ____________
    Total .....................  $    866,224  $    813,729  $    709,901  $    690,410  $    973,262
                                 ============  ============  ============  ============  ============

Average individual life policy
  in force at end of year
  (actual dollar amounts) .....  $    144,050  $    138,015  $    129,141  $    121,600  $    114,261
Average individual life policy
  issued during year (actual
  dollar amounts)(11) .........  $    247,944  $    245,394  $    217,637  $    204,463  $    195,367
Number of individual life
  policies in force at end of
  year ........................     1,200,076     1,171,616     1,141,154     1,147,077     1,121,219
Ratio of underwriting expenses
  to premiums and other consid-
  erations(12) ................          8.9%          9.2%          9.3%          9.1%          9.6%
Lapse ratio--adjusted for de-
    creases and expiries of
    term insurance and rein-
    surance assumed:(13)
  Transamerica Life Companies .          8.9%          9.2%         11.0%         11.9%         12.0%
  All U.S. stock life insur-
    ance companies(14) ........       (15)             9.9%         10.4%         11.0%         11.6%


_______
     (1) The annual change in insurance in force results from additions for new insurance written less reductions from terminations. Approximately 70% to 80% of terminations in all years were voluntary (from lapse or surrender) with the remaining amount caused by deaths and other decreases by contract.

     (2) Reinsurance assumed has been included, except for intercompany amounts. Reinsurance ceded has not been deducted.

     (3) The increases through 1993 were due to sales of insurance through salary deduction plans offered by employers.

     (4) The company discontinued this line of business in 1988 causing the large decreases in insurance in force and new insurance written since that time. Insurance in force and new insurance written in 1989 to 1993 represents business which is only cancelable at the policyholder's request. In 1990, the company transferred the remaining operations of the credit insurance line to a trust administered by an independent third party.

     (5) The 1993 and 1992 increases were attributable to increased marketing efforts. The 1990 decrease was due to reduced sales of Trendsetter policies. Sales of Trendsetter have declined due to an increased emphasis on sales of other life insurance products. In the first quarter of 1991, the company sold its United Kingdom subsidiary which is the primary reason for the 1991 decrease.

     (6) The 1993 and 1992 increases were due primarily to an increased level of promotion efforts via direct marketing. The changes from 1989 to 1991 were due primarily to changing levels of reinsurance assumed.

     (7) Premiums on reinsurance assumed have been included; cancellations and return premiums and premiums on reinsurance ceded have been deducted. Considerations for supplementary contracts and deposit administration funds received have not been included.

     (8) The 1993, 1992, and 1990 increases were due primarily to increased sales of individual annuity policies. In the first quarter of 1991, the company sold its United Kingdom subsidiary which is the primary reason for the 1991 decrease.

     (9) The changes were due primarily to changing levels of sales of group annuity policies, principally single premium pension contracts.

     (10) The 1993 and 1992 increases were due to an increased level of reinsurance assumed.

     (11) The 1993, 1992 and 1991 increases were primarily due to higher face amounts of universal life products. The 1990 increase was primarily due to higher face amounts for Trendsetter policies.

     (12) The ratio is the percentage of salaries and other operating expenses to premiums and other considerations.


     (13) The lapse ratio is calculated in accordance with the A.M. Best Company, Inc. formula. It is the ratio of amounts of ordinary life insurance terminated during the year to ordinary life insurance in force at the beginning of the year plus new business issued during the prior year.

     (14) Industry median, as provided by A.M. Best Company, Inc.

     (15) Information not yet available for 1993.

                            _____________________

     Transamerica Life Companies' individual life insurance business is generated through a worldwide system of 619 field sales offices, 49 of which are branch offices operated by employees and the remainder of which are independent offices operated by independent general agents. These offices house a sales force consisting of 68 employees of the Transamerica Life Companies and approximately 2,500 independent agents operating under contract on an exclusive or near exclusive basis, which together generated approximately 41% of new premiums written in 1993. The remaining 59% of the Transamerica Life Companies' individual life insurance business was generated by more than 20,000 producing independent insurance brokers operating under nonexclusive contracts.

     In addition to its sales force, the Transamerica Life Companies have approximately 2,300 home office employees in Los Angeles, California and Charlotte, North Carolina who service outstanding policies and new business submitted by agency offices, and more than 250 field sales office employees serving its sales force.

     Of life insurance in force at December 31, 1993, 21.4% was on residents of California, followed by Texas (5.7%), Illinois (5.4%), Florida (3.4%) and Pennsylvania (3.1%). No other state accounted for more than 3% of life insurance in force. Canada accounted for 14.4% and all other foreign operations accounted for 1.8% of life insurance in force.

     Reinsurance. Portions of the Transamerica Life Companies' life insurance risks are reinsured with other companies. The maximum amount of individual insurance retained on any one life is $1,500,000 at ages 16 to 65 inclusive. This maximum is reduced for health impairments, for other ages and for certain other special classes of risks. The Transamerica Life Companies also reinsure a minor part of their liability under accident and health policies.

     For many years the Transamerica Life Companies have solicited life reinsurance from other companies. As of December 31, 1993, the company was accepting business from 473 companies under automatic reinsurance agreements and from many other companies on a case by case basis.

     Reserves. In accordance with the life insurance laws and regulations under which they operate, the Transamerica Life Companies are required to carry on their books as liabilities actuarial reserves to meet the obligations on their various life insurance policies. Such life insurance reserves are calculated pursuant to mortality and annuity tables in general use in the United States and are the computed amounts which, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet the Transamerica Life Companies' policy obligations at their maturities if deaths occur in accordance with mortality tables employed.

     Investments.  The Transamerica Life Companies' investments at
December 31, 1993 totaled $20,890,554,000 which was invested as follows:
93.1% in fixed maturities; 2.5% in mortgage loans and real estate; 1.9% in policy loans; 1.0% in common stocks; 0.9% in short-term investments; 0.3% in nonredeemable preferred stocks; 0.3% in other long-term investments; and less than 0.1% in redeemable preferred stocks. Fixed maturities are invested as follows: 42.8% in industrial and other non-government bonds; 38.2% in United States government bonds; 17.6% in public utility bonds; 0.8% in foreign government bonds; and 0.6% in municipal bonds.

     The following table sets forth pretax mean investment yields, including interest earned and dividends received, before (gross) and after (net) deducting investment expenses for the Transamerica Life Companies' various investments. The yields are computed based on the mean of beginning and end of year assets, producing results which vary somewhat from the daily average yield.

                                                        Years Ended December 31,
                                                ____________________________________
                                                 1993   1992   1991    1990    1989

Fixed maturities, at amortized cost--gross(1)    9.16%  9.43%  9.91%  10.17%  10.35%
Equity securities, at market value--gross(2)     2.96   1.95   3.89    2.72    3.53
Mortgages--gross ............................   10.53   9.50   9.86    9.96   10.01
Total invested assets:
  Gross .....................................    8.81   9.03   9.38    9.71    9.87
  Net .......................................    8.67%  8.87%  9.27%   9.53%   9.65%

_______
     (1)  The decreases reflect the lower yields on new investments.

     (2) The decreases in the 1992 and 1990 yields resulted from an increase in the market value of the portfolio. The increase in 1991 was due to a shift in mix to preferred stocks, which have higher returns.

                            _____________________

     Asset Management

     In 1989, the Corporation acquired all the outstanding common shares of Criterion Group, Inc. (renamed Transamerica Asset Management Group, Inc., "Transamerica Asset Management"), an independent asset management firm. The purchase price for the company was $95,723,000 in cash. Transamerica Asset Management operates through its two subsidiaries, Criterion Investment Management Company and Transamerica Fund Management Company. Transamerica Fund Management Company is the marketing and investment manager of 19 separate portfolios of ten registered open-end diversified management investment companies, or "mutual funds." Criterion Investment Management Company is an investment advisor to public and private retirement funds. Assets under the management of Transamerica Asset Management's subsidiaries comprise:

                                                    As of December 31,
                                                __________________________
                                                  1993      1992      1991
                                                   (Amounts in millions)

     Criterion Investment Management Company .  $10,588   $ 9,990   $ 9,200
     Transamerica Fund Management Company ....    3,137     2,768     2,530
                                                _______   _______   _______
                                                $13,725   $12,758   $11,730
                                                =======   =======   =======


     Insurance Brokerage

     On August 30, 1985, Fred. S. James & Co., Inc., the Corporation's former insurance brokerage subsidiary, was exchanged for a 39% interest in Sedgwick Group plc ("Sedgwick"), a London-based international insurance brokerage firm. Prior to the events discussed below, the Corporation purchased an additional 24,415,000 shares to maintain its 39% equity interest.

     On February 28, 1991, Transamerica sold 59,000,000 shares of Sedgwick for cash, reducing its percentage ownership from 39% of Sedgwick's outstanding shares to 25%.

     During 1993, Transamerica's equity interest was reduced from 25% to 21% due to a rights offering by Sedgwick.

REGULATION

     Finance Activities

     Transamerica Finance Group's consumer lending and commercial lending operations are subject to various state and federal laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.

     Insurance Activities

     The Corporation's life insurance business, in common with those of other companies in this industry, are subject to regulation and supervision in the states, territories and countries in which they operate. Although the extent of such regulation varies, in general state laws establish supervisory agencies with broad powers relating to licensing of insurance companies and their agents to transact business therein, supervising premium rates and forms of policies used, and regulating the form and content of required financial statements and the types of investments that may be made. Insurance companies are also required to file annual reports with the supervisory agencies in states in which they do business and are subject to periodic examination by such agencies.

     Other Regulations

     A number of jurisdictions in which the Corporation's subsidiaries operate, including California, have adopted laws and regulations imposing environmental controls on the development of real estate and related business activities.

EMPLOYEES

     The Corporation and its subsidiaries employed approximately 10,700 persons at December 31, 1993.

COMPETITION

     The Corporation's subsidiaries operate in highly competitive industries in virtually all of their activities, in many cases competing with companies with long established operating histories and substantial financial resources.

CONSOLIDATED RATIOS OF EARNINGS TO FIXED CHARGES

     The following table sets forth the consolidated ratios of earnings from continuing operations to fixed charges of Transamerica Corporation and its subsidiaries for each of the five years ended December 31, 1993.

              Years Ended December 31,
          ________________________________
          1993   1992   1991   1990   1989

          2.11   1.94   1.17   1.43   1.49


     The ratios of earnings from continuing operations to fixed charges were computed by dividing earnings from continuing operations before fixed charges and income taxes by the fixed charges. Earnings consist of income from continuing operations, to which has been added fixed charges and income taxes. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor. Excluding the effects of the previously discussed special charge ($130,000,000 after tax) recorded by the commercial lending operation, the earnings to fixed charges ratio would have been 1.46 for 1991.

ITEM 2.  PROPERTIES

     The executive offices of Transamerica Corporation are located in the Transamerica Pyramid in San Francisco, California, a 48-story office building owned by a subsidiary of Transamerica. In 1986 the subsidiary borrowed $85,000,000, secured by a deed of trust on the property for ten years. Approximately 17% of the 450,000 square feet of rentable space is occupied by Transamerica and its subsidiaries.

     Transamerica Life Companies own the Transamerica Center in Los Angeles, California, which consists of a 32-story building, an 11-story building and a 10-story building. Transamerica Center is the home office of Transamerica Life Companies, Transamerica Finance Group and certain other subsidiaries of Transamerica. Approximately 73% of the 1,295,000 square feet of rentable space is occupied by Transamerica subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

     Various pending or threatened legal proceedings by or against the Corporation or one or more of its subsidiaries involve tax matters, alleged breaches of contract, torts, employment discrimination, violations of antitrust laws and miscellaneous other causes of action arising in the course of their businesses. Some of these proceedings involve claims for punitive or treble damages in addition to other specific relief.

     Based upon information presently available, and in light of legal and other defenses and insurance coverage available to the Corporation and its subsidiaries, contingent liabilities arising from threatened and pending litigation, income taxes and other matters are not considered material in relation to the consolidated financial position of the Corporation and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 10 in Part III of this Report.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information in the Transamerica Corporation 1993 Annual Report is incorporated herein by reference:

          Markets on which the Corporation's common stock is traded--"Common Stock Listed and Traded," page 80.

          High and low sale prices for the Corporation's common stock for each quarter in 1993 and 1992--"Supplementary Financial Information," page 71.

          Frequency and amount of cash dividends declared during 1993 and 1992--"Selected Eleven-Year Financial Data--Note C," page 72.

     There were approximately 56,900 common stockholders of record as of the close of business on March 4, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

     The following items for each of the five years in the period ended December 31, 1993, included in "Selected Eleven-Year Financial Data" on pages 72 and 73 of the Transamerica Corporation 1993 Annual Report, are incorporated herein by reference:

     Revenues
     Income from continuing operations
     Earnings per share of common stock--Income from
       continuing operations
     Dividends declared per share of common stock
     Total assets
     Notes and loans payable: Long-term debt

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Financial Review" on pages 37 through 51 of the Transamerica Corporation 1993 Annual Report, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary financial information of the Corporation and its subsidiaries in the Transamerica Corporation 1993 Annual Report are incorporated herein by reference:

          Consolidated Balance Sheet--December 31, 1993 and 1992--pages 52 and
     53.

          Consolidated Statement of Income--Years ended December 31, 1993, 1992 and 1991--page 54.

          Consolidated Statement of Cash Flows--Years ended December 31, 1993, 1992 and 1991--page 55.

          Consolidated Statement of Shareholders' Equity--Years ended December 31, 1993, 1992 and 1991--page 56.

          Notes to Financial Statements--December 31, 1993--pages 57 through
     69.

          Supplementary Financial Information--Years ended December 31, 1993 and 1992--page 71.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Information Concerning the Nominees and Current Directors" in the Proxy Statement of Transamerica Corporation dated March 23, 1994 is incorporated herein by reference.

     The officers of the Corporation are listed below. Executive officers are designated by an asterisk.


       Name                      Position            Age             Name                     Position             Age
       ____                      ________            ___             ____                     ________             ___
Frank C. Herringer* .....  President and Chief        51      Burton E. Broome* .......  Vice President and         58
                             Executive Officer                                             Controller
David R. Carpenter* .....  Executive Vice President,  54      Kent L. Colwell* ........  Vice President--Real       63
                             Transamerica Corpor-                                          Estate Services,
                             ation and Chairman,                                           Transamerica Corpor-
                             President and Chief                                           ation and President,
                             Executive Officer,                                            Transamerica Realty
                             Transamerica Occidental                                       Services, Inc.
                             Life Insurance Company           James B. Dox ............  Vice President--Taxes      54
Richard H. Finn* ........  Executive Vice President,  59      David H. Hawkins ........  Vice President, Trans-     53
                             Transamerica Corpor-                                          america Corporation
                             ation and President                                           and Senior Vice Presi-
                             and Chief Executive                                           dent and Treasurer,
                             Officer, Transamerica                                         Transamerica Finance
                             Finance Group, Inc.                                           Group, Inc.
Edgar H. Grubb* .........  Executive Vice President   54      Rona I. King ............  Vice President--           46
                             and Chief Financial                                           Human Resources
                             Officer                          Robert R. Lindberg* .....  Vice President and         53
Thomas J. Cusack* .......  Senior Vice President      38                                   Treasurer
Richard N. Latzer* ......  Senior Vice President      57      James B. Lockhart .......  Vice President--           58
                             and Chief Investment                                          Public Affairs
                             Officer, Transamerica            Dennis W. Markus ........  Vice President--           37
                             Corporation and                                               Investor Relations
                             President and Chief              William H. McClave ......  Vice President--           50
                             Executive Officer,                                            Corporate
                             Transamerica Invest-                                          Communications
                             ment Services, Inc.              Richard J. Olsen ........  Vice President--           55
Christopher M. McLain* ..  Senior Vice President,     50                                   Corporate Relations
                             General Counsel and              James C. Peirano ........  Vice President             63
                             Secretary                        Judith M. Tornese .......  Vice President--Risk       51
Maureen Breakiron-Evans .  Vice President and         39                                   Management
                             General Auditor


     Mr. Herringer was elected Chief Executive Officer in 1991. He has been President of the Corporation since 1986.

     Mr. Carpenter was elected Executive Vice President of the Corporation in 1993. He was Group Vice President of the Corporation from 1990 to 1993. He has been Chairman, President and Chief Executive Officer of Transamerica Occidental Life Insurance Company since 1985.

     Mr. Finn was elected Executive Vice President of the Corporation in 1993. He was Group Vice President of the Corporation from 1990 to 1993. He has been President of Transamerica Finance Group, Inc. since 1988 and was elected its Chief Executive Officer in 1990.

     Mr. Grubb was elected Executive Vice President and Chief Financial Officer of the Corporation in 1993. He was Senior Vice President of the Corporation from 1989 to 1993. He was Senior Vice President and Chief Financial Officer of Lucky Stores, Inc. from 1986 to 1989.

     Mr. Cusack was elected Senior Vice President of the Corporation in 1993. He was Vice President--Corporate Development of the Corporation from 1989 to 1993. He was Manager--Business Development and Strategy of General Electric Company from 1987 to 1989.

     Mr. Latzer was elected Senior Vice President and Chief Investment Officer of the Corporation in 1988. Since 1988, he has been President and Chief Executive Officer of Transamerica Investment Services, Inc.

     Mr. McLain was elected Senior Vice President, General Counsel and Secretary of the Corporation in 1990. He was previously a partner in the law firm of Sonnenschein Nath & Rosenthal from 1989 to 1990, and was Vice President, Secretary and General Counsel for Lucky Stores, Inc. from 1983 to 1989.

     Ms. Breakiron-Evans was elected Vice President and General Auditor of the Corporation in 1994. She was with Arthur Andersen & Co. from 1980 to 1994 where she served as an Audit Partner in the San Francisco office from 1990 to 1994.

     Mr. Broome was elected Vice President and Controller of the Corporation in 1979.

     Mr. Colwell was elected Vice President--Real Estate Services of the Corporation in 1977. Since 1972, he has been President of Transamerica Realty Services, Inc., a subsidiary of the Corporation.

     Mr. Dox was elected Vice President--Taxes of the Corporation in 1993. He was a Tax Partner in the Los Angeles office of Ernst & Young from 1977 to 1993.

     Mr. Hawkins was elected Vice President of the Corporation in 1993. He has been Senior Vice President and Treasurer of Transamerica Finance Group, Inc. since 1989.

     Ms. King was elected Vice President--Human Resources of the Corporation in 1989.

     Mr. Lindberg was elected Vice President and Treasurer of the Corporation in 1987.

     Mr. Lockhart was elected Vice President--Public Affairs of the Corporation in 1979.

     Mr. Markus was elected Vice President--Investor Relations of the Corporation in 1992. He was Vice President of Exergy Inc. from 1989 to 1992 and Assistant Vice President of Progressive Corporation from 1986 to 1989.

     Mr. McClave was elected Vice President--Corporate Communications of the Corporation in 1981.

     Mr. Olsen was elected Vice President--Corporate Relations of the Corporation in 1981.

     Mr. Peirano was elected Vice President of the Corporation in 1993. He was Vice President--Taxes of the Corporation from 1983 to 1993.

     Ms. Tornese was elected Vice President--Risk Management of the Corporation in 1987.

     There is no family relationship among any of the foregoing officers or between any of the foregoing officers and any director of the Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation and Other Information" in the Proxy Statement of Transamerica Corporation dated March 23, 1994 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Principal Stockholders," "Information Concerning the Nominees and Current Directors" and "Stockholdings of Directors and Executive Officers" in the Proxy Statement of Transamerica Corporation dated March 23, 1994 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The textual information set forth under the caption "Information Concerning the Nominees and Current Directors" in the Proxy Statement of Transamerica Corporation dated March 23, 1994 is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (3) List of Exhibits:

             EX-3(i) Transamerica Corporation Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3 (File No. 33-43921) as filed with the Commission on November 13, 1991 and to Exhibits 3 and 4 contained in Form 8-A filed January 21, 1992, as amended by Form 8 filed January 27, 1992).

             EX-3(ii) Transamerica Corporation By-Laws, as amended (incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1992).

             EX-4.1 Stock Purchase Rights Agreement dated as of July 17, 1986 together with Amendment dated January 24, 1991 (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1991).

             EX-4.2*

             EX-10.1 Form of Non-Qualified Stock Option Agreement under the Registrant's 1971 and 1979 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1988).

             EX-10.2 Executive Benefit Plan for Transamerica Corporation and Affiliates, as amended (incorporated by reference to Exhibit EX-10.2 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.3 Form of Amended and Restated Consulting Agreement effective January 1, 1994 between Transamerica Airlines, Inc. and Glenn A. Cramer.

             EX-10.4 Form of Consulting Agreement dated November 30, 1992, between Transamerica Corporation and James R. Harvey (incorporated by reference to Exhibit EX-10.4 of the Registrant's Annual Report on Form 10-K (File No. 1-
                       2964) for the year ending December 31, 1992).

             EX-10.5 Form of Amended and Restated Consulting Agreement dated January 31, 1994 between Transamerica Corporation and James R. Harvey.

             _________
                       *Neither the Corporation nor its subsidiaries are
             parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Commission upon request.

             Ex-10.6   1992 Bonus Plan (incorporated by reference to
                       Exhibit 10.6 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ending December 31,
                       1991).

             EX-10.7   1993 Bonus Plan (incorporated by reference to
                       Exhibit EX-10.7 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.8 1985 Stock Option and Award Plan, as amended, (including Amendments No. 1 through 5) (incorporated by reference to Post-Effective Amendment No. 3 of the Registrant's Registration Statement on Form S-8 (File No. 33-26317) as filed with the Commission on March 30, 1990, and to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990).

             EX-10.9 Form of Non-Qualified Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan.

             EX-10.10 Form of Incentive Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990).

             EX-10.11 Form of Restricted Stock Award Agreement under the 1985 Stock Option and Award Plan.

             EX-10.12 Form of Non-Qualified Stock Option Agreement for Nonemployee Directors under the 1985 Stock Option and Award Plan.

             EX-10.13 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1987 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1991).

             EX-10.14 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1988 (incorporated by reference to Exhibit EX-10.14 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.15 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1989 (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             EX-10.16 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1990 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             EX-10.17 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective July 1, 1992 (incorporated by reference to Exhibit EX-10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.18 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1994.

             EX-10.19  Form of Director Election to Defer 1994 Compensation.

             EX-10.20  Form of Executive Election to Defer 1994 Compensation.

             EX-10.21 1971 Non-Qualified Stock Option Plan of Transamerica Corporation, as amended (including Amendment Nos. 1 and
                       2) (incorporated by reference to Exhibit EX-10.20 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.22 1979 Stock Option Plan of Transamerica Corporation, as amended (including Amendment Nos. 1 and 2)
                       (incorporated by reference to Exhibit EX-10.21 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.23 Form of Termination Agreement between Transamerica Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             EX-10.24 Form of Termination Agreement between Transamerica Corporation and certain executive officers of certain of its subsidiaries (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             EX-10.25 Public Offering Agreement (and Exhibits thereto) dated January 28, 1993 by and among the Registrant, TIG Holdings, Inc., and Jon W. Rotenstreich (incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 of the Registration Statement on Form S-1 (File No. 33-58122) as filed with the Commission on February 10, 1993).

             EX-10.26 Separation Agreement (and Exhibits thereto) dated January 28, 1993 by and among the Registrant, TIG Holdings, Inc., and Transamerica Insurance Group (incorporated by reference to Exhibits 3.3, 3.4 and 10.2 of the Registration Statement on Form S-1 (File No. 33-58122) as filed with the Commission on February 10, 1993).

             EX-10.27 Reinsurance Agreement dated December 31, 1992 by and between ARC Reinsurance Corporation and Transamerica Insurance Company, as amended (incorporated by reference to Exhibit EX-10.26 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.28 Letter dated December 31, 1992 from the Registrant to Transamerica Insurance Company regarding ARC Reinsurance Corporation (incorporated by reference to Exhibit EX-10.27 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-11     Statement Re: Computation of Per Share Earnings.

             EX-12     Ratio of Earnings to Fixed Charges Calculation.

             EX-13 Portions of the Transamerica Corporation 1993 Annual Report (to the extent such portions are expressly incorporated herein).

             EX-21     List of Subsidiaries of Transamerica Corporation.

             EX-23 Consent of Ernst & Young to the incorporation by reference of their report dated February 22, 1994 in the Registrant's Registration Statements on Form S-8 (File Nos. 2-80934, 2-83724, 33-3722, 33-12324,
                       33-13389, 33-18911, 33-26317, 33-38267 and 33-43927)
                       and on Form S-3 (File Nos. 33-32419, 33-37889 and
                       33-1008).

             EX-24 Powers of Attorney executed by the directors of the Registrant.


                       Exhibits will be furnished to shareholders of the
             Corporation upon written request and, with the exception of Exhibit EX-13, upon payment of a fee of 30 cents per page, which fee covers the Corporation's reasonable expenses in furnishing such exhibits.

     (b) Reports on Form 8-K filed in the fourth quarter of 1993: During the quarter ended December 31, 1993, the Registrant filed a Report on Form 8-K, dated November 19, 1993, announcing that it had reached an agreement in principle to acquire, for cash, the assets of the container division of

Tiphook plc, a London-based container, trailer and rail equipment lessor. During such quarter, the Registrant also filed a Report on Form 8-K, dated December 15, 1993, announcing that it had completed the public offering and sale of its remaining 27% ownership interest in TIG Holdings, Inc., the Registrant's former property and casualty insurance subsidiary.

     (c) Exhibits: Certain of the exhibits listed in Item (a)(3) above have been submitted under separate filings, as indicated.

     (d)  Financial Statement Schedules:  The response to this portion of
Item 14 is submitted as a separate section of this report.

Page 33
                                 Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA CORPORATION
Registrant

Burton E. Broome
Vice President and Controller

Date:  March 25, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1994 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                           Title

Principal Executive Officer:

FRANK C. HERRINGER*           President and Chief Executive
                                Officer

Principal Financial Officer:

Edgar H. Grubb                Executive Vice President and Chief Financial
                                Officer


Principal Accounting Officer:

Burton E. Broome              Vice President and Controller


Directors:

GLENN A. CRAMER*              Director
MYRON DU BAIN*                Director
JAMES R. HARVEY*              Chairman of the Board and Director
FRANK C. HERRINGER*           Director
GORDON E. MOORE*              Director
RAYMOND F. O'BRIEN*           Director
CONDOLEEZZA RICE*             Director
CHARLES R. SCHWAB*            Director
FORREST N. SHUMWAY*           Director


*Christopher M. McLain
Attorney-in-Fact

            A majority of the members of the Board of Directors.

                         ANNUAL REPORT ON FORM 10-K

                    ITEM 14(a)(1) and (2) and ITEM 14(d)


                      LIST OF FINANCIAL STATEMENTS AND

                        FINANCIAL STATEMENT SCHEDULES

                                     and

                        FINANCIAL STATEMENT SCHEDULES


                        Year Ended December 31, 1993









                  TRANSAMERICA CORPORATION AND SUBSIDIARIES

                          SAN FRANCISCO, CALIFORNIA

FORM 10-K--ITEM 14(a)(1) AND (2)

TRANSAMERICA CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

     The following consolidated financial statements of Transamerica Corpora-tion and subsidiaries, included in the Transamerica Corporation 1993 Annual Report, are incorporated by reference in Item 8:

          Consolidated Balance Sheet--December 31, 1993 and 1992

          Consolidated Statement of Income--Years ended December 31, 1993, 1992 and 1991

          Consolidated Statement of Cash Flows--Years ended December 31, 1993, 1992 and 1991

          Consolidated Statement of Shareholders' Equity--Years ended December 31, 1993, 1992 and 1991

          Notes to Financial Statements--December 31, 1993

Financial Statement Schedules:

     The following consolidated financial statement schedules of Transamerica Corporation and subsidiaries are included in Item 14(d).

             I--Summary of Investments Other Than Investments in Related
                  Parties--December 31, 1993

           III--Condensed Financial Information of Registrant--December 31,
                  1993 and 1992, and years ended December 31, 1993, 1992 and
                  1991

             V--Supplementary Insurance Information--Years ended December 31,
                  1993, 1992 and 1991

            VI--Reinsurance--Years ended December 31, 1993, 1992 and 1991

          VIII--Valuation and Qualifying Accounts--Years ended December 31,
                  1993, 1992 and 1991

            IX--Short-Term Borrowings--Years ended December 31, 1993, 1992 and
                  1991

             X--Supplementary Income Statement Information--Years ended
                  December 31, 1993, 1992 and 1991


     All other schedules provided for in the applicable accounting regulation of the Securities and Exchange Commission pertain to items which do not appear in the financial statements of Transamerica Corporation and subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes, and such schedules have therefore been omitted.

                REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Board of Directors and Shareholders
Transamerica Corporation


     We have audited the consolidated financial statements of Transamerica Corporation and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of Transamerica Corporation for the year ended
December 31, 1993. Our audits also included the financial statement schedules listed in the index at Item 14(a)(1) and (2). These financial statements and schedules are the responsibility of Transamerica Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of Sedgwick Group plc, used as the basis for recording the equity in net income of that corporation, were audited by other auditors whose reports have been furnished to us. Our opinion, insofar as it relates to the amounts of equity in net income included for Sedgwick Group plc, is based solely on the reports of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

     In 1991, Transamerica Corporation changed its method of accounting for post employment benefits other than pensions effective January 1, 1991.



Ernst & Young

San Francisco, California
February 22, 1994

                                                                                   SCHEDULE I
                           TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                     _____________________

                           SCHEDULE I--SUMMARY OF INVESTMENTS OTHER
                              THAN INVESTMENTS IN RELATED PARTIES

                                       DECEMBER 31, 1993
                    Column A                        Column B      Column C       Column D
_____________________________________________________________________________________________
                                                                                 Amount at
                                                                              which shown in
               Type of Investment                     Cost         Value    the balance sheet
_____________________________________________________________________________________________
                                                           (Amounts in thousands)
Fixed maturities held for investment:
  Bonds and notes:
    U.S. Treasury securities and obligations of
      U.S. government authorities and agencies .   $   205,322   $   219,820   $   205,322
    Obligations of states and political
      subdivisions .............................       163,069       181,712       163,069
    Foreign governments ........................       144,880       157,339       144,880
    Corporate securities .......................     6,537,657     7,257,278     6,537,657
    Mortgage-backed securities .................     8,571,135     9,118,005     8,571,135
    Public utilities ...........................     2,927,116     3,172,187     2,927,116
  Redeemable preferred stocks ..................         3,792         3,616         3,792
                                                   ___________   ___________   ___________
          Total fixed maturities ...............    18,552,971   $20,109,957    18,552,971
                                                                 ===========

Fixed maturities available for sale ............       872,384   $   920,206       872,384
                                                                 ===========
Equity securities:
  Common stocks:
    Public utilities ...........................         4,769   $     5,250         5,250
    Banks, trust and insurance companies .......        10,712         6,475         6,475
    Industrial, miscellaneous and all other ....       206,845       390,461       390,461
  Nonredeemable preferred stocks ...............        52,774        63,914        63,914
                                                   ___________   ___________   ___________
          Total equity securities ..............       275,100   $   466,100       466,100
                                                                 ===========

Mortgage loans on real estate ..................       399,130   $   402,443       368,879
                                                                 ===========
Real estate ....................................       164,563                     124,137
Loans to life insurance policyholders ..........       396,480   $   373,140       396,480
                                                                 ===========
Short-term investments .........................       190,849   $   190,849       190,849
                                                   ___________   ===========   ___________
          Total investments ....................   $20,851,477                 $20,971,800
                                                   ===========                 ===========

_______
     The differences between Column B and Column D as to mortgage loans on real estate and real estate represents write downs and allowances for possible permanent impairment in value.

                       TRANSAMERICA CORPORATION AND SUBSIDIARIES         SCHEDULE III
                                 _____________________

              SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       TRANSAMERICA CORPORATION (PARENT COMPANY)
                       (Amounts in thousands except share data)
                                     BALANCE SHEET
                                                                     December 31,
                                                                  1993         1992
Assets:
  Investments in continuing operations ......................  $3,916,897   $3,417,735
  Equity securities at market value (cost: $110,672) ........     198,244
  Notes and accounts receivable from continuing operations ..     508,611      359,031
  Net assets of discontinued operations .....................                1,103,907
  Cash and cash equivalents .................................       2,096        3,536
  Other assets ..............................................     209,447      169,275
                                                               __________   __________
                                                               $4,835,295   $5,053,484
                                                               ==========   ==========
Liabilities and Shareholders' Equity:
  Notes and loans payable ...................................  $  700,130   $  861,197
  Income taxes payable, net of deferred tax benefits of
    $121,587 in 1993 and $11,476 in 1992 ....................      43,719      271,837
  Income taxes due to subsidiaries ..........................      27,255      116,130
  Notes and accounts payable to continuing operations .......     346,014      134,301
  Accounts payable and other liabilities ....................     354,681      369,961
  Shareholders' equity:
    Preferred Stock ($100 par value):
      Authorized--1,200,000 shares; issuable in series,
        cumulative
      Outstanding--Dutch Auction Rate Transferable
        Securities, 2,250 shares, at liquidation preference
        of $100,000 per share ...............................     225,000      225,000
      Outstanding--Series D, 400,000 shares, at liquidation
        preference of $500 per share, cumulative dividend
        rate of 8.5% ........................................     200,000      200,000
    Common Stock ($1 par value):
      Authorized--150,000,000 shares
      Outstanding--76,398,888 shares in 1993 and 79,170,880
        shares in 1992, after deducting 3,339,574 shares in
        treasury in 1993 ....................................      76,399       79,171
    Additional paid-in capital ..............................     475,198      646,455
    Retained earnings, including equity in undistributed net
      income of subsidiaries of $1,831,159 in 1993 and
      $1,594,607 in 1992 ....................................   2,297,883    2,100,236
    Net unrealized gain on marketable equity securities .....     124,082       83,496
    Foreign currency translation adjustments ................     (35,066)     (34,300)
                                                               __________   __________
                                                                3,363,496    3,300,058
                                                               __________   __________
                                                               $4,835,295   $5,053,484
                                                               ==========   ==========
                       NOTE TO BALANCE SHEET                          December 31,
                                                                   1993         1992
Notes and loans payable comprise the following amounts:
  Long-term debt due subsequent to one year:
    Notes; interest at 8.32% to 10.0%; maturing through 2008     $445,600     $477,600
    Commercial paper and other notes at various interest
      rates and terms supported by credit agreements
      expiring through 1996..................................     254,530      383,597
                                                                 ________     ________
                                                                 $700,130     $861,197
                                                                 ========     ========

     The aggregate annual maturities for the five years subsequent to December 31,
1993 are:  1994--None; 1995--$104,530; 1996--$285,000; 1997--$105,000; and 1998--
$100,000.
     Transamerica hedges a portion of its variable interest rate obligations through the use of interest rate exchange agreements which call for the payment of fixed rate interest by Transamerica in return for the assumption by other contracting parties of the variable rate cost.  At December 31, 1993, exchange agreements covering the notional amount of $110,000 at a weighted average fixed interest rate of 9.49%
expiring through 1996 were outstanding.

                                                                      SCHEDULE III
                                                                       (Continued)
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       TRANSAMERICA CORPORATION (PARENT COMPANY)
                                  STATEMENT OF INCOME

                                                          Years Ended December 31,
                                                         1993       1992       1991
                                                           (Amounts in thousands)
Revenues:
  Dividends from continuing operations .............   $115,350   $131,070   $272,470
  Tax service fees .................................    236,433    193,734    115,978
  Interest, principally from continuing operations .     13,777     16,014     19,361
  Loss on investment transactions ..................     (5,909)               (3,864)
                                                       ________   ________   ________
                                                        359,651    340,818    403,945
Expenses:
  Interest .........................................     87,382     98,652    106,824
  General and administrative .......................    170,155    138,701    106,851
                                                       ________   ________   ________
                                                        257,537    237,353    213,675
                                                       ________   ________   ________
                                                        102,114    103,465    190,270
Income tax benefit .................................     88,747      9,015     20,629
                                                       ________   ________   ________
Income before equity in undistributed income of
  continuing operations ............................    190,861    112,480    210,899
Equity in undistributed income (loss) of
  continuing operations ............................    236,552    230,430   (189,856)
                                                       ________   ________   ________
Income from continuing operations ..................    427,413    342,910     21,043
Income (loss) from discontinued operations .........    (50,000)   (99,709)    39,726

Cumulative effect of change in accounting for
  post employment benefits other than pensions .....                          (10,633)
                                                       ________   ________   ________
    Net income .....................................   $377,413   $243,201   $ 50,136
                                                       ========   ========   ========

                              NOTE TO STATEMENT OF INCOME

     Transamerica has financed a portion of its investment in certain major operating subsidiaries through borrowings by several other subsidiaries.  In recognition of the cost of these borrowings, unallocated interest, after taxes, discussed on page 50 of the Transamerica Corporation 1993 Annual Report, comprises:

                                                          Years Ended December 31,
                                                        1993       1992        1991
                                                          (Amounts in thousands)
Interest expense of Registrant ...................    $(87,382)  $(98,652)  $(106,824)
Interest income of Registrant ....................      13,777     16,014      19,361
                                                      ________   ________   _________
                                                       (73,605)   (82,638)    (87,463)
Income tax benefit ...............................      25,762     28,097      29,737
                                                      ________   ________   _________
Net interest expense of Registrant, after taxes ..     (47,843)   (54,541)    (57,726)
Net interest expense, after taxes, of certain
  subsidiaries ...................................      (6,257)    (6,959)     (8,363)
                                                      ________   ________   _________
    Unallocated interest, after taxes ............    $(54,100)  $(61,500)  $ (66,089)
                                                      ========   ========   =========

                                                                           SCHEDULE III
                                                                            (Continued)
                         TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                   _____________________

                SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         TRANSAMERICA CORPORATION (PARENT COMPANY)
                                  STATEMENT OF CASH FLOWS
                                                             Years Ended December 31,
                                                           1993        1992        1991
                                                               (Amounts in thousands)
Operating activities:
  Income from continuing operations .................    $ 427,413   $342,910    $ 21,043
  Adjustments to reconcile income from continuing
      operations to net cash provided by operating
      activities:
    Depreciation and amortization ...................        4,018      3,665       3,939
    Accounts payable and other liabilities ..........       34,720    (24,850)     (2,858)
    Income taxes payable, including related accounts
      with continuing operations ....................     (120,424)    23,469      48,886
    Equity in undistributed (income) loss of
      continuing operations .........................     (236,552)  (230,430)    189,856
    Net losses on investment transactions ...........        5,909                  3,864
                                                         _________   ________    ________
      Net cash provided by continuing operations ....      115,084    114,764     264,730

Investing activities:
  Capital contributions to continuing operations ....      (54,200)   (16,185)    (27,639)
  Proceeds from public offering of discontinued
    operations ......................................    1,031,788
  Cash transactions with discontinued operations ....     (409,296)
  Decrease (increase) in accounts with continuing
    operations ......................................     (137,867)   (42,507)     13,606
  Other .............................................      (32,087)    15,519       7,109
                                                         _________   ________    ________
      Net cash provided (used) by investing
        activities ..................................      398,338    (43,173)     (6,924)

Financing activities:
  Proceeds from sale of preferred stock .............                 193,187
  Proceeds from debt financing ......................                              68,400
  Payments of commercial paper and other notes
    supported by long-term credit agreements ........     (161,067)  (157,388)   (186,109)
  Common stock transactions .........................     (174,029)    70,182      27,340
  Dividends .........................................     (179,766)  (178,569)   (164,041)
                                                         _________   ________    ________
      Net cash used by financing activities .........     (514,862)   (72,588)   (254,410)
                                                         _________   ________    ________
Increase (decrease) in cash and cash equivalents ....       (1,440)      (997)      3,396
  Cash and cash equivalents at beginning of year ....        3,536      4,533       1,137
                                                         _________   ________    ________
  Cash and cash equivalents at end of year ..........    $   2,096   $  3,536    $  4,533
                                                         =========   ========    ========

                                                                                        SCHEDULE V
                             TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                       _____________________

                          SCHEDULE V--SUPPLEMENTARY INSURANCE INFORMATION

          Column A               Column B      Column C       Column D      Column E     Column F
                                            Future policy
                                 Deferred     benefits,                   Other policy
                                  policy       losses,                     claims and
                               acquisition    claims and      Unearned       benefits     Premium
           Segment                costs     loss expenses     premiums       payable      revenue
                                                      (Amounts in thousands)
Life insurance:
  Year ended December 31:
    1993 .....................  $1,929,332    $4,925,855       $ 6,758    $17,019,213    $866,224
    1992 .....................  $1,811,992    $4,609,664       $ 9,213    $14,636,379    $813,729
    1991 .....................  $1,691,024    $4,680,918       $16,619    $12,761,676    $709,901




                                 Column G      Column H       Column I     Column J      Column K
                                               Benefits,    Amortization
                                                claims,     of deferred
                                   Net        losses and       policy        Other
                                investment    settlement     acquisition   operating    Premiums
                                 income        expenses         costs      expenses     written
                                                     (Amounts in thousands)
Life insurance:
  Year ended December 31:
    1993 .....................  $1,725,760    $2,145,865     $232,659 (A)   $330,007    $227,833 (B)
    1992 .....................  $1,577,637    $2,059,243     $135,286 (A)   $315,900    $226,381 (B)
    1991 .....................  $1,508,039    $1,892,279     $172,139       $235,911    $ 54,808 (B)

_______
(A)  Includes required accelerated amortization of deferred policy acquisition costs associated with interest-sensitive products due to realized investment gains of $62,852,000 in 1993 and
     $33,208,000 in 1992.
(B)  Health insurance premiums written.


                                                                                        SCHEDULE VI
                             TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                       _____________________

                                     SCHEDULE VI--REINSURANCE


           Column A              Column B       Column C      Column D       Column E    Column F
                                                                                        Percentage
                                                Ceded to      Assumed                   of amount
                                  Gross          other       from other         Net      assumed
            Segment               amount       companies     companies        amount      to net
                                            (Dollar amounts in thousands)
Year ended December 31, 1993:
  Life insurance in force ...  $180,902,966   $95,719,350   $149,728,434   $234,912,050    63.7%
                               ============   ===========   ============   ============
  Premium revenue:
    Life insurance ..........  $    808,589   $   663,959   $    493,954   $    638,584    77.4%
    Accident and health
      insurance .............        80,469       251,685        398,856        227,640   175.2%
                               ____________   ___________   ____________   ____________
                               $    889,058   $   915,644   $    892,810   $    866,224   103.1%
                               ============   ===========   ============   ============

Year ended December 31, 1992:
  Life insurance in force ...  $168,475,016   $92,052,408   $138,293,429   $214,716,037    64.4%
                               ============   ===========   ============   ============
  Premium revenue:
    Life insurance ..........  $    881,298   $   928,817   $    641,963   $    594,444   108.0%
    Accident and health
      insurance .............        39,633       173,492        353,144        219,285   161.0%
                               ____________   ___________   ____________   ____________
                               $    920,931   $ 1,102,309   $    995,107   $    813,729   122.3%
                               ============   ===========   ============   ============

Year ended December 31, 1991:
  Life insurance in force ...  $152,830,401   $88,424,013   $136,022,062   $200,428,450    67.9%
                               ============   ===========   ============   ============
  Premium revenue:
    Life insurance ..........  $    900,991   $   806,135   $    552,068   $    646,924    85.3%
    Accident and health
      insurance .............        51,639        56,373         67,711         62,977   107.5%
                               ____________   ___________   ____________   ____________
                               $    952,630   $   862,508   $    619,779   $    709,901    87.3%
                               ============   ===========   ============   ============


                                                                                                   SCHEDULE VIII
                                     TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _____________________
                                 SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                 Column A                    Column B            Column C               Column D       Column E
                                                         --------Additions--------
                                                                      Charged to
                                            Balance at   Charged to      other                        Balance at
                                             beginning    costs and    accounts -     Deductions -      end of
               Description                   of period    expenses      describe        describe        period
                                                               (Amounts in thousands)
Year ended December 31, 1993:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate .....    $ 25,940                  $10,396 (B)    $  6,085 (F)    $ 30,251
      Real estate .......................      44,134                    9,455 (B)      13,163 (G)      40,426
      Consumer:
        Finance receivables .............     107,183    $ 63,946          476 (C)      64,430 (H)     107,175 (J)
        Other assets ....................       2,206       5,952 (A)                    5,611 (I)       2,547
      Commercial:
        Finance receivables .............      91,263      33,098         (178)(D)      43,515 (H)      80,668 (K)
        Other assets ....................     121,549      50,000          365 (E)      14,929 (I)     156,985
                                             ________    ________      _______        ________        ________
                                             $392,275    $152,996      $20,514        $147,733        $418,052
                                             ========    ========      =======        ========        ========
Year ended December 31, 1992:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate .....    $ 26,643                  $21,260 (B)    $ 21,963 (F)    $ 25,940
      Real estate .......................      18,143                   29,088 (B)       3,097 (G)      44,134
      Consumer:
        Finance receivables .............     107,235    $ 48,897       (3,275)(L)      45,674 (H)     107,183 (J)
        Other assets ....................                   3,021 (A)    1,200 (M)       2,015 (I)       2,206
      Commercial:
        Finance receivables .............     172,718      41,816       (2,134)(D)     121,137 (H)      91,263 (K)
        Other assets ....................     142,062                    2,030 (E)      22,543 (I)     121,549
                                             ________    ________      _______        ________        ________
                                             $466,801    $ 93,734      $48,169        $216,429        $392,275
                                             ========    ========      =======        ========        ========
Year ended December 31, 1991:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate .....    $ 18,420                  $12,510 (B)    $  4,287 (F)    $ 26,643
      Real estate .......................      13,350                    7,593 (B)       2,800 (G)      18,143
      Consumer finance receivables ......     102,349    $ 42,214       (3,441)(L)      33,887 (H)     107,235 (J)
      Commercial:
        Finance receivables .............     102,748     248,472       (2,364)(D)     176,138 (H)     172,718 (K)
        Other assets ....................                 121,125 (N)   20,937 (E)                     142,062
                                             ________    ________      _______        ________        ________
                                             $236,867    $411,811      $35,235        $217,112        $466,801
                                             ========    ========      =======        ========        ========

(A) Provision charged to operating expenses for losses on disposal of repossessed assets.
(B) Included in gains on investment transactions.
(C) Increase in connection with purchase of receivables and other adjustments.
(D) Decrease in 1993 and 1992 was due to foreign exchange and other adjustments.  The decrease in 1991 was due to reclassification of valuation allowance on receivables reclassified to assets held for sale of $(4,221,000);
    increase in connection with purchase of receivables and foreign exchange and other adjustments of $1,857,000.
(E) Increase in 1993 and 1992 was due to recoveries on assets held for sale and in 1991 the increase was due to reclassification of valuation allowance on assets held for sale from repossessed assets of $16,716,000 and from the allowance for losses on finance receivables of $4,221,000.
(F) Reduction in reserves associated with the settlement of mortgage loan transactions.
(G) Reduction in reserves associated with the settlement of real estate transactions.
(H) Charges for net credit losses.
(I) Charges for losses on disposal of assets held for sale.
(J) Includes $1,680,000 in 1993, $3,561,000 in 1992 and $6,654,000 in 1991 related to securitized, sold and serviced receivables included in other liabilities in the consolidated balance sheet.
(K) Includes $938,000 in 1993, 1992 and 1991 related to securitized, sold and serviced receivables included in other liabilities in the consolidated balance sheet.
(L) Decrease in amount included in other liabilities for securitized, sold and serviced receivables related to the run off of the securitized outstandings and other adjustments.
(M) Reclassification of allowance for losses on receivables in process of foreclosure.
(N) Includes special charge of $117,304,000 plus an additional provision of $3,821,000 for valuation allowance on assets held for sale which are included in other assets in the consolidated balance sheet.

                                                                                 SCHEDULE IX
                          TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                    _____________________

                             SCHEDULE IX--SHORT-TERM BORROWINGS


        Column A            Column B    Column C     Column D     Column E        Column F

                                                     Maximum       Average        Weighted
                                        Weighted     amount        amount         average
                             Balance    average    outstanding   outstanding   interest rate
 Category of aggregate      at end of   interest    during the   during the      during the
 short-term borrowings       period     rate(D)(E)  period(F)     period(G)     period(D)(H)
                                             (Dollar amounts in thousands)
Year ended December 31,
    1993:
  Commercial paper(A) ...    $1,080,249   3.17%     $1,080,249     $493,264         3.41%
  Bank loans(B)(C) ......        84,644                 84,644       57,598         3.56%

Year ended December 31,
    1992:
  Commercial paper(A) ...                           $      853     $     79         4.21%
  Bank loans(B) .........                                7,000        5,583         4.82%

Year ended December 31,
    1991:
  Commercial paper(A) ...                           $   38,560     $  3,213         6.34%
  Bank loans(B) .........    $    7,000   6.13%         93,797        9,134         6.46%


_______

(A)  Commercial paper notes are issued for maturities up to 270 days in the United
     States and 365 days in Canada.  Commercial paper balances have been reclassified to long-term debt to the extent of available noncancelable long-term lines of credit.
(B)  Bank loans have been reclassified to long-term debt to the extent of available noncancelable long-term lines of credit.
(C)  All short-term bank loans outstanding were denominated in foreign currencies.
(D)  Excludes interest rates on short-term borrowings denominated in foreign currencies.
(E)  Computed by dividing the annualized interest expense on the debt outstanding at year end by the amount outstanding at year end.
(F)  The maximum amount outstanding during 1993, 1992 and 1991 for combined commercial paper and bank loans was $1,164,893,000, $7,853,000 and $132,357,000.
(G)  Computed by dividing the total of the month-end balances outstanding by the number of months in the year.
(H)  Computed by dividing the actual interest expense by the average debt outstanding.

                                                                  SCHEDULE X

                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                            _____________________

           SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION



                  Column A                                Column B


                    Item                       Charged to costs and expenses

                                                 1993       1992       1991
                                                   (Amounts in thousands)
Year ended December 31:
  Taxes, other than payroll and income taxes:
    Premium taxes ..........................   $25,556    $ 21,192   $ 25,049
    Real estate and other taxes ............    26,198      25,633     23,968
  Maintenance and repairs ..................    45,642      60,024     55,852
                                               _______    ________   ________
                                               $97,396    $106,849   $104,869
                                               =======    ========   ========

Differences Between the Circulated Document and the Electronically Filed
Document


1. The document which is filed with the New York and Pacific Stock Exchanges will be a printed copy of the electronic document. However, the document which will be mass produced for general distribution will have different page numbering and page breaks than the electronically filed document.