Form 10-Q
period 1994-03-31
TRANSAMERICA CORP
filed 1994-05-09
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1994


Commission File Number 1-2964

                             __________________


                          TRANSAMERICA CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                                           94-0932740
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                            600 Montgomery Street
                       San Francisco, California 94111
                  (Address of principal executive offices)
                                 (Zip Code)

                               (4l5) 983-4000
            (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X      No

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on April 29, 1994: 74,864,848 shares.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended March 31, 1994 and 1993, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1993. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

     In the first quarter of 1994 Transamerica adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This new standard requires Transamerica to report at fair value those investments which it does not have the positive intent and ability to hold to maturity. There is no effect on the income statement. To the extent the securities marked to fair value relate to interest sensitive insurance products an adjustment to deferred policy acquisition costs is also made. The effect of these adjustments, net of federal income taxes, is recorded in a separate component of shareholders' equity. All of Transamerica's investments in debt securities have been classified as available for sale at March 31, 1994. As of that date the unrealized gain included in shareholders' equity as a result of adopting this new accounting standard was $201.2 million.

     On March 15, 1994, Transamerica acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets of Tiphook for $1,065 million in cash. For a discussion of this transaction see Item 2 on Page 8 of this document.

     On April 13, 1994, Transamerica sold its remaining 21% ownership interest in Sedgwick Group plc. Proceeds from the sale approximated $320 million and resulted in no gain or loss. Transamerica's investment in Sedgwick and its share of Sedgwick's operating results and related goodwill amortization have been separated from those of Transamerica's continuing operations and are classified as discontinued operations. Prior period financial statements have been reclassified accordingly.

     On May 9, 1994, Transamerica commenced a tender offer to purchase up to 4,500,000 shares of its common stock, at prices not greater than $55 nor less than $48 per share, as set forth in the Offer to Purchase dated May 9, 1994. Transamerica will determine a single price (not greater than $55 nor less than $48 per share) that it will pay for shares validly tendered, taking into account the number of shares tendered and the prices specified by tendering stockholders. Transamerica will select the Purchase Price that will enable it to purchase up to 4,500,000 shares pursuant to the Offer. The Offer will expire on June 6, 1994, unless extended. Transamerica will use a portion of the net proceeds from the sale of its remaining 21% ownership interest in Sedgwick Group plc to purchase such shares.

                                *  *  *  *  *

     The consolidated ratios of earnings to fixed charges were computed by dividing income from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

     Results for the three months are not necessarily indicative of the results for the entire year for most of the Corporation's businesses. This is particularly true in the life insurance field, where mortality results in interim periods may vary substantially from such results over a longer period.

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                                  Assets


                                                  March 31,    December 31,
                                                     1994          1993
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities--held for investment                         $18,553.0
  Fixed maturities--available for sale            $20,513.3         872.4
  Mortgage loans and real estate                      480.5         493.0
  Equity securities, at fair value                    449.2         466.1
  Loans to life insurance policyholders               396.5         396.5
  Short-term investments                              301.7         190.8
                                                  _________     _________
                                                   22,141.2      20,971.8

Finance receivables                                 7,108.6       6,908.5
Less unearned fees ($236.6 in 1994
  and $240.8 in 1993) and allowance for
  losses                                              428.8         426.0
                                                  _________     _________
                                                    6,679.8       6,482.5

Cash and cash equivalents                             100.8          92.7
Trade and other accounts receivable                 2,339.7       2,015.4
Net assets of discontinued operations                 304.8         310.2
Property and equipment, less accumulated
    depreciation of $849.3 in 1994 and
    $831.6 in 1993:
  Land, buildings and equipment                       347.3         345.7
  Equipment held for lease                          2,477.8       1,306.5
Deferred policy acquisition costs                   1,664.4       1,929.3
Separate accounts administered by life
  insurance subsidiaries                            1,398.2       1,366.5
Goodwill, less accumulated amortization of
  $117.1 in 1994 and $113.4 in 1993                   491.7         495.4
Other assets                                          753.8         734.5
                                                  _________     _________
                                                  $38,699.5     $36,050.5
                                                  =========     =========

(Amounts in millions)

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _________________

                  CONSOLIDATED BALANCE SHEET (Continued)

                   Liabilities and Shareholders' Equity


                                                  March 31,    December 31,
                                                     1994          1993

Life insurance policy liabilities                 $22,452.6     $21,951.8
Notes and loans payable, principally of
  finance subsidiaries, of which $2,414
  in 1994 and $2,023 in 1993 matures
  within one year                                   8,933.8       7,704.0
Accounts payable and other liabilities              1,965.5       1,352.4
Income taxes                                          433.3         312.3
Separate account liabilities                        1,398.2       1,366.5

Shareholders' equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares, at
      liquidation preference of $100,000
      per share, weighted average dividend
      rate of 3.02% in 1994 and 3.05% in 1993         225.0         225.0
    Outstanding--Series D, 400,000 shares,
      at liquidation preference of $500 per
      share, cumulative dividend rate of 8.5%         200.0         200.0
  Preference Stock (without par value)--
    5,000,000 shares authorized; none
    outstanding
  Common Stock ($1 par value):
    Authorized--150,000,000 shares
    Outstanding--75,053,015 shares in 1994
      and 76,398,888 shares in 1993, after
      deducting 4,685,447 shares and
      3,339,574 shares in treasury                     75.0          76.4
  Additional paid-in capital                          403.9         475.2
  Retained earnings                                 2,357.1       2,297.9
  Net unrealized gain from investments
    marked to fair value                              298.8         124.1
  Foreign currency translation adjustments            (43.7)        (35.1)
                                                  _________     _________
                                                    3,516.1       3,363.5
                                                  _________     _________
                                                  $38,699.5     $36,050.5
                                                  =========     =========

(Amounts in millions except for share data)

                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _______________

                    CONSOLIDATED STATEMENT OF INCOME


                                                     Three months ended
                                                          March 31,
                                                      1994        1993
REVENUES
Life insurance premiums and related
  income                                            $  330.5    $  292.2
Investment income                                      432.0       425.4
Finance charges and other fees                         246.3       246.3
Leasing revenues                                       113.6        89.7
Real estate and tax service revenues                    82.2        67.2
Gain on investment transactions                          2.6         4.3
Other                                                   28.2        23.9
                                                    ________    ________
                                                     1,235.4     1,149.0
EXPENSES
Life insurance benefits                                546.3       511.3
Life insurance underwriting, acquisition
  and other expenses                                   131.0       122.4
Leasing operating and maintenance costs                 57.8        42.9
Interest and debt expense                              122.6       133.1
Provision for losses on receivables                     24.2        21.1
Other, including administrative and general
  expenses                                             188.3       170.3
                                                    ________    ________
                                                     1,070.2     1,001.1
                                                    ________    ________
                                                       165.2       147.9
Income taxes                                            61.5        54.9
                                                    ________    ________
Income from continuing operations                      103.7        93.0
Loss from discontinued operations                       (0.7)       (1.2)
                                                    ________    ________
Net income                                          $  103.0    $   91.8
                                                    ========    ========
Earnings per share of common stock (based
  on weighted average number of shares
  outstanding of 75,811,000 in 1994 and
  79,335,000 in 1993 after deduction of
  preferred dividends):
    Income from continuing operations
      before investment transactions                   $1.27       $1.07
    Gain on investment transactions                     0.02        0.03
                                                       _____       _____
    Income from continuing operations                   1.29        1.10
    Loss from discontinued operations                  (0.01)      (0.02)
                                                       _____       _____
    Net income                                         $1.28       $1.08
                                                       =====       =====
Dividends per share of common stock                    $0.50       $0.50
                                                       =====       =====

Ratio of earnings to fixed charges                      2.27        2.05


(Dollar amounts in millions except for share data)

                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              ____________

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                     Three months ended
                                                          March 31,
                                                      1994        1993

Balance at beginning of year                        $2,297.9    $2,100.2
Net income                                             103.0        91.8
Dividends on common stock                              (37.9)      (39.8)
Dividends on preferred stock                            (5.9)       (6.0)
                                                    ________    ________
Balance at end of period                            $2,357.1    $2,146.2
                                                    ========    ========



                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Three months ended
                                                         March 31,
                                                      1994        1993
OPERATING ACTIVITIES
Income from continuing operations                   $  103.7    $   93.0
Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies            257.4       321.8
  Amortization of policy acquisition costs              53.6        42.6
  Policy acquisition costs deferred                    (81.8)      (82.6)
  Other                                                 93.3       102.4
                                                    ________    ________
  Net cash provided by operating activities            426.2       477.2

INVESTING ACTIVITIES
Finance receivables originated                      (4,135.0)   (3,073.8)
Finance receivables collected                        3,893.2     2,880.1
Purchase of investments                             (2,156.3)   (1,872.8)
Sales or maturities of investments                   1,852.3     1,132.7
Purchase of the container division assets
  of Tiphook plc                                    (1,065.0)
Cash transactions with discontinued operations                    (162.6)
Other                                                 (155.5)      (90.0)
                                                    ________    ________
  Net cash used by investing activities             (1,766.3)   (1,186.4)

FINANCING ACTIVITIES
Receipts from interest-sensitive policies
  credited to policyholder account balances            965.8       948.7
Return of policyholder account balances on
  interest-sensitive policies                         (722.4)     (521.8)
Proceeds from debt financing                         2,831.6     1,677.1
Payment of notes and loans                          (1,610.3)   (1,349.9)
Dividends                                              (43.8)      (45.8)
Common stock transactions                              (72.7)       15.2
                                                    ________    ________
  Net cash provided by financing activities          1,348.2       723.5
                                                    ________    ________
Increase in cash and cash equivalents                    8.1        14.3
Cash and cash equivalents at beginning
  of year                                               92.7        22.0
                                                    ________    ________
Cash and cash equivalents at end of period          $  100.8    $   36.3
                                                    ========    ========

(Amounts in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Transamerica Corporation receives funds from its subsidiaries in the form of dividends, income taxes and interest on loans. The Corporation uses these funds to pay dividends to its shareholders, reinvest in the operations of its subsidiaries and pay corporate interest, expenses and taxes. Reinvested funds are allocated among subsidiaries on the basis of profitability and capital requirements. Reinvestment may be accomplished by allowing a subsidiary to retain all or a portion of its earnings, or by making capital contributions or loans.

     The Corporation also borrows funds to finance acquisitions or to lend to certain of its subsidiaries to finance their working capital needs. Subsidiaries are required to maintain prudent financial ratios consistent with other companies in their respective industries and retain the capacity through committed credit lines to repay working capital loans from the Corporation.

     On March 15, 1994, Transamerica acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets of Tiphook (collectively the "Container Operations"). Transamerica assumed certain specified liabilities of the Container Operations including trade accounts payable. Transamerica did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. Transamerica paid to Tiphook
$1 billion, with further payments of $14.3 million to be made upon delivery of bills of sale and releases of liens, and delivered $50.7 million to escrow agents for the establishment of a general escrow account ($40.4 million) and a repairs escrow account ($10.3 million).

     Adjustments to the purchase price, if any, will be determined on completion of examination of the closing balance sheet of the Container Operations as of March 15, 1994 by Transamerica's auditors and Tiphook's auditors. Unresolved disputes, if any, will be referred to a third independent auditor.

     Tiphook, at the closing, entered into a non-compete agreement with Transamerica prohibiting Tiphook and its affiliates from competing with the Container Operations for a period of seven years. After the closing, Tiphook is providing certain transitional services to Transamerica pursuant to the terms of a transitional services agreement. Tiphook has granted Transamerica an exclusive, perpetual license to the name "Tiphook" in the business of leasing containers (on a worldwide basis) and tank chassis (in the United States). The transaction was accounted for as a purchase and the operations of the business included in the consolidated statement of income from the date of acquisition.

     On April 13, 1994, Transamerica sold its remaining 21% ownership interest in Sedgwick Group plc. Proceeds from the sale approximated $320 million and resulted in no gain or loss. Transamerica's investment in Sedgwick and its share of Sedgwick's operating results and related goodwill amortization have been separated from those of Transamerica's continuing operations and are classified as discontinued operations. Prior period financial statements have been reclassified accordingly.

     On May 9, 1994, Transamerica commenced a tender offer to purchase up to 4,500,000 shares of its common stock, at prices not greater than $55 nor less than $48 per share, as set forth in the Offer to Purchase dated May 9, 1994. Transamerica will determine a single price (not greater than $55 nor less than $48 per share) that it will pay for shares validly tendered, taking into account the number of shares tendered and the prices specified by tendering stockholders. Transamerica will select the Purchase Price that will enable it to purchase up to 4,500,000 shares pursuant to the Offer. The Offer will expire on June 6, 1994, unless extended. Transamerica will use a portion of the net proceeds from the sale of its remaining 21% ownership interest in Sedgwick Group plc to purchase such shares.

     Transamerica's income from continuing operations for the first quarter of 1994 increased $10.7 million (11%) compared to the first quarter of 1993. Income from continuing operations for the first quarter of 1994 included net after tax gains from investment transactions aggregating $1.7 million compared to $2.8 million in the first quarter of 1993. Income from continuing operations before investment transactions increased $11.8 million (13%) due primarily to increases in real estate services, life insurance, commercial lending and asset management operating results and lower unallocated expenses. Partially offsetting these improvements were declines in consumer lending and leasing operating results.

     Gain (loss) on investment transactions, pretax, included in consolidated revenues, comprises (amounts in millions):

                                     Three months ended
                                          March 31,
                                        1994    1993

Net gain on sale of investments        $12.9   $40.2
Adjustment for impairment in value      (7.5)  (30.9)
Accelerated amortization of deferred
  policy acquisition costs              (2.8)   (5.0)
                                       _____   _____
                                       $ 2.6   $ 4.3
                                       =====   =====

     As required by generally accepted accounting principles, the amortization of deferred policy acquisition costs was accelerated due to gains realized on the sale of certain investments. The accelerated amortization of deferred policy acquisition costs has been included in investment transactions as an offset to the related gain. Investment transactions also reflected loss provisions primarily for impairment in the value of certain nonperforming fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure.

     Transamerica Corporation's continuing operations, principally through its life insurance subsidiaries, maintain an investment portfolio which aggregated $22.1 billion at March 31, 1994. Of this amount $20.5 billion was invested in fixed maturities. At March 31, 1994, 96.6% of the fixed maturities was rated as "investment grade" with an additional 2.4% rated in the BB category or its equivalent. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $29.4 million at March 31, 1994 compared to $31.1 million at December 31, 1993. Provision for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $103.8 million at March 31, 1994 and $104 million at December 31, 1993.

     Additionally, $480.5 million (2.2% of the investment portfolio), net of allowance for losses of $65.3 million, was invested in mortgage loans and real estate including $349.3 million in commercial mortgage loans, $37.8 million in residential mortgage loans, $113.8 million in real estate investments and $44.9 million in foreclosed real estate. Foreclosed commercial real estate decreased $8.3 million (15.7%) from December 31, 1993 to March 31, 1994 due primarily to the sale of foreclosed properties. Problem loans, defined as delinquent loans and restructured loans yielding less than 8%, totaled
$12.3 million at March 31, 1994. Problem loans decreased $6.2 million from December 31, 1993 to March 31, 1994. Allowances for possible losses of
$65.3 million at March 31, 1994 and $70.7 million at December 31, 1993 have been established to cover possible losses from mortgage loans and real estate investments.

     The net unrealized gain on marketable equity securities, after related taxes, which is included in shareholders' equity decreased $26.5 million during the quarter ended March 31, 1994 and increased $13.7 million during the first quarter of 1993.

     In the first quarter of 1994 Transamerica adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This new standard requires Transamerica to report at fair value those investments which it does not have the positive intent and ability to hold to maturity. There is no effect on the income statement. To the extent the securities marked to fair value relate to interest sensitive insurance products an adjustment to deferred policy acquisition costs is also made. The effect of these adjustments, net of federal income taxes, is recorded in a separate component of shareholders' equity. All of Transamerica's investments in debt securities have been classified as available for sale at March 31, 1994. As of that date the unrealized gain included in shareholders' equity as a result of adopting this new accounting standard was $201.2 million.

     Changes in the earnings, capital requirements and liquidity of the Corporation's consolidated operations are best understood by considering the Corporation's separate business segments, which are discussed below.

                   REVENUES AND INCOME BY LINE OF BUSINESS

                                       Three months ended March 31,
                                      Revenues                Income
                                  1994        1993         1994      1993
                                          (Amounts in millions)

Consumer lending                $  163.3    $  160.2      $ 21.4    $24.2
Commercial lending                  89.9        94.2        11.4      7.6
Leasing                            116.7        94.9        13.0     13.2
Real estate services                89.0        72.7        24.6     19.6
Amortization of goodwill                                    (3.3)    (3.2)
                                ________    ________      ______    _____
Finance                            458.9       422.0        67.1     61.4

Life insurance                     767.6       722.2        58.9     58.5
Asset management                    10.7        10.7         0.8     (0.2)
Amortization of goodwill                                    (0.4)    (0.4)
                                ________    ________      ______    _____
Insurance                          778.3       732.9        59.3     57.9

Unallocated investment
  transactions, interest
  and expenses, less
  related income taxes              (1.8)       (5.9)      (22.7)   (26.3)
                                ________    ________      ______    _____
Total revenues and
  income from continuing
  operations                    $1,235.4    $1,149.0      $103.7    $93.0
                                ========    ========      ======    =====


Consumer Lending

     Consumer lending income, before the amortization of goodwill, for the first quarter of 1994 decreased $2.8 million (11%) from the first quarter of 1993 due to increased operating expenses and an increased provision for losses on receivables that more than offset higher revenues and lower interest expense.

     Revenues increased $3.1 million (2%) in the first quarter of 1994 compared to 1993's first quarter mainly due to increased finance charges resulting from slightly higher average owned finance receivables outstanding.

     Operating expenses for the first quarter of 1994 increased $6 million (13%) over the first quarter of 1993 mainly due to an increase in the number of branches, from 515 at March 31, 1993 to 570 at March 31, 1994, and new loan products, which are intended to stimulate future growth. The provision for losses on receivables increased $5.4 million (46%) due to increased credit losses. Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.93% for the first quarter of 1994 compared to 1.25% for the first quarter of 1993. Credit losses increased mainly due to continued sluggishness in the California economy and a continued weak California real estate market. Interest expense declined $3.1 million (5%) due to a lower average interest rate.

     Net consumer finance receivables at March 31, 1994 included $3.1 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 49% are located in California. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $86.8 million (2.24% of finance receivables outstanding) at March 31, 1994 compared to $78.8 million (2.01% of finance receivables outstanding) at December 31, 1993 and $69.6 million (1.80% of finance receivables outstanding) at March 31, 1993. Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at March 31, 1994, December 31, 1993 and March 31, 1993.

     Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $233.6 million at March 31, 1994 compared to $214.7 million at December 31, 1993 and
$200.1 million at March 31, 1993. The increase primarily reflects a higher number of units in inventory in California, due to its continuing weak real estate market.

Commercial Lending

     Commercial lending income, before the amortization of goodwill, for the first quarter of 1994 increased $3.8 million (49%) over the first quarter of 1993. The increase was primarily due to stronger margins brought about by the declining interest rate environment. The interest rates at which the commercial lending operation borrows funds for its businesses have moved more quickly than the rates at which it lends to its customers. As a result, margins have been enhanced by the declining interest rate environment. Lower operating expenses and a lower provision for losses also contributed to the increase.

     Revenues in the first quarter of 1994 decreased $4.3 million (5%) from the first quarter of 1993 mainly as a result of lower finance charges in the liquidating portfolio and slightly reduced yields attributable to the current low interest rate environment.

     Expenses decreased in the first quarter of 1994 by $9.6 million (12%) from the first quarter of 1993. Interest expense declined $5.3 million (18%) due to a lower average interest rate. The provision for losses on receivables declined $2.2 million (24%) principally due to lower credit losses. Credit losses, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were a negative 0.08% as recoveries on previously recorded losses exceeded credit losses for the first quarter of 1994 compared to 1.57% in 1993's first quarter. Operating expenses declined $2.1 million (5%) mainly as a result of reduced expenses incurred relating to the management of the liquidating portfolio and restructuring of the commercial lending unit's infrastructure.

     Net commercial finance receivables outstanding increased $228.8 million (8%) from December 31, 1993 to March 31, 1994 due to growth in the inventory finance and business credit portfolios. Management has established an allowance for losses equal to 2.76% of net commercial finance receivables outstanding as of March 31, 1994 compared to 2.71% at December 31, 1993 and 2.92% at March 31, 1993.

     Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $25.6 million (0.80% of receivables outstanding) at March 31, 1994 compared to $28.9 million (0.96% of receivables outstanding) at December 31, 1993 and $56.8 million (1.84% of receivables outstanding) at March 31, 1993.

     Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $34.4 million (1.07% of receivables outstanding) at March 31, 1994 compared to $33.6 million (1.12% of receivables outstanding) at December 31, 1993 and $73.7 million (2.38% of receivables outstanding) at March 31, 1993.

     Assets held for sale as of March 31, 1994 totaled $79.8 million, net of a $155.3 million valuation allowance, and consisted of rent-to-own finance receivables of $111.3 million, repossessed rent-to-own stores of $104.9 million and other repossessed assets of $18.9 million. Assets held for sale at December 31, 1993 totaled $90.1 million, net of a $157 million valuation allowance, and comprised rent-to-own finance receivables of $120.5 million, repossessed rent-to-own stores of $107.2 million and other repossessed assets of $19.4 million. Assets held for sale at March 31, 1993 totaled
$175.4 million, net of a $119.9 million valuation allowance, and comprised rent-to-own finance receivables of $161.5 million, repossessed rent-to-own stores of $103.6 million and other repossessed assets of $30.2 million. Of the rent-to-own finance receivables, $26.8 million were classified as both delinquent and nonearning at March 31, 1994 compared to $27.5 million at December 31, 1993 and $35.6 million at March 31, 1993.

Leasing

     As previously discussed on Page 8, on March 15, 1994, the leasing operation purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1,065 million in cash. The acquired fleet of standard containers and tank containers totaled 363,000 units. The transaction has been accounted for as a purchase and the operations of the business acquired have been included in the results of the leasing operation from the date of acquisition. Results for the first quarter include the sixteen days of operations subsequent to the acquisition and reduced net income for the quarter by $300,000.

     Leasing income, excluding the effect of Tiphook discussed above and before the amortization of goodwill, for the first quarter of 1994 increased $100,000 (1%) from the first quarter of 1993 mainly as a result of higher utilization in the rail trailer business.

     Revenues, including $8.8 million from the Tiphook operation, for the first quarter of 1994 increased $21.8 million (23%) over the first quarter of 1993. The increase was mainly due to a larger standard and refrigerated container fleet, higher utilization in the rail trailer and European trailer product lines and a larger finance lease portfolio.

     Expenses, including $9.3 million from the Tiphook operation, for the first quarter of 1994 increased $21.9 million (30%) over the first quarter of 1993 mainly due to higher ownership and operating costs due to a larger fleet.

     The combined utilization (including Tiphook) of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 82% for the first quarter of 1994 compared to 81% during the first quarter of 1993. Rail trailer utilization was 90% for the first quarter of 1994 compared to 86% in the first quarter of 1993. European over-the-road trailer utilization was 96% during the 1994 first quarter compared to 86% during the comparable 1993 period.

Real Estate Services

     Real estate services comprise Transamerica's real estate tax, property management and other services.

     Income for the first quarter of 1994 increased $5 million (25%) over the first quarter of 1993 primarily due to continued high levels of mortgage refinancings and higher levels of home sales.

     Revenues for the first quarter of 1994 increased $16.3 million over the first quarter of 1993 as a result of increased business at the real estate tax service operation where new life of loan tax service contracts written were 1 million in the first quarter of 1994 compared to 677,000 in the first quarter of 1993.

Life Insurance

     Income for the first quarter of 1994 increased $400,000 (0.6%) over the first quarter of 1993. Income for the first quarter of 1994 and 1993 includes $3.3 million and $6.7 million net after tax gains from investment transactions. The life insurance, structured settlements, living benefits and group pension lines in 1994 all experienced increases in income over the first quarter of 1993, excluding net gains from investment transactions, resulting primarily from asset growth, increased charges on a larger base of interest-sensitive policies, improved or maintained interest spreads and expense control.

     Investment transactions in the first quarter of 1994 included after tax gains of $8 million realized on the sale of investments compared to $22.4 million in the first quarter of 1993. As required by generally accepted accounting principles, the amortization of deferred policy acquisition costs was accelerated by $1.8 million in 1994 and $3.3 million in 1993 due to the investment gains. The accelerated amortization of deferred policy acquisition costs has been included in investment transactions as an offset to the related gains. Investment transactions in the first quarter of 1994 also reflected a downward adjustment of $2.9 million after tax, compared to $12.4 million in the first quarter of 1993, primarily for impairment in the value of certain nonperforming fixed maturity investments.

     Premiums and related income increased $38.4 million (13%) in the first quarter of 1994 compared to the first quarter of 1993 primarily due to higher policy charges on interest-sensitive policies and increased income from reinsurance assumed, partially offset by an increase in reinsurance premiums ceded.

     Net investment income for the first quarter of 1994 increased
$12.2 million (3%) over the comparable 1993 period due primarily to increased investments. Net investment income for the first quarter of 1994 included a $4.6 million addition to investment income from the accretion of discounts on securities called or expected to be called. Net investment income for the first quarter of 1993 included a $15.6 million addition to investment income from such accretion of discounts.

     Life insurance benefits and expenses increased $43.5 million (7%) in the first quarter of 1994 over the first quarter of 1993 principally due to increased benefits attributable to the larger base of life insurance and annuities in force, higher benefit payments for reinsurance assumed and increased amortization of deferred policy acquisition costs (exclusive of accelerated amortization related to investment gains). Other expenses in the first quarter of 1993 included charges of $8.5 million primarily attributable to the establishment of an allowance for possible loss related to a receivable from the sale of a business unit in 1991 and anticipated guaranty fund assessments.

     Cash provided by operations for the first quarter of 1994 was $96.8 million which was $273.7 million (74%) below the 1993 amount primarily as a result of the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. The company continues to maintain a sufficiently liquid portfolio to cover its operating requirements, with the remaining funds invested in longer term securities.

Asset Management

     Asset management results, before goodwill amortization, for the first quarter of 1994 were income of $800,000 compared to a loss of $200,000 for the comparable period of 1993. The improvement was due primarily to higher revenues from increased assets under management.

Unallocated Investment Transactions, Interest and Expenses

     Unallocated investment transactions, interest and expenses, after related income taxes, for the first quarter of 1994 decreased $3.6 million (14%) from the first quarter of 1993. The decrease was principally due to lower interest expense on lower outstanding debt.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Corporation's Annual Meeting of Stockholders held on April 28, 1994, its stockholders approved a number of proposals and nominations. Results of these proposals and nominations were:

                                Votes          Votes        Votes                    Broker--
                                 For          Against     Withheld    Abstentions   Non--Votes
Nomination for director:
  Forrest N. Shumway          64,711,147            --      744,164           --           --
  Peter V. Ueberroth          63,406,537            --    2,048,774           --           --

Ratification of auditors      64,717,756       396,621           --      340,933           --

Ratifying an amendment
  to the 1985 Stock Option
  and Award Plan              47,224,056    11,742,760           --    1,040,113    5,448,381

Approving the adoption
  of the Value Added
  Incentive Plan              59,494,828     4,906,908           --    1,053,575           --



A total of 65,455,311 shares were present in person or by proxy at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           EX-10.1   1994 Corporate Bonus Plan.
           EX-10.2   Value Added Incentive Plan.
           EX-10.3   Form of Non-qualified Stock Option Agreement under the
                     1985 Stock Option and Award Plan.
           EX-10.4   Form of Non-qualified Stock Option Agreement for
                     Nonemployee Directors under the 1985 Stock Option and
                     Award Plan.
           EX-10.5   Form of Amendment No. 6 to the 1985 Stock Option and
                     Award Plan.
           EX-11     Statement Re: Computation of Per Share Earnings.
           EX-12     Computation of Ratio of Earnings to Fixed Charges.

     (b)   Reports on Form 8-K.  None

                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)

Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  May 9, 1994