Form 10-Q
period 1994-06-30
TRANSAMERICA CORP
filed 1994-08-11
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1994


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

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on July 29, 1994: 70,408,403 shares, after deducting 9,344,787 shares in treasury.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended June 30, 1994 and 1993, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1993. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

     In the first quarter of 1994 Transamerica adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This new standard requires Transamerica to report at fair value those investments which it does not have the positive intent and ability to hold to maturity. There is no effect on the income statement. To the extent the securities marked to fair value relate to interest sensitive insurance products an adjustment to deferred policy acquisition costs is also made. The effect of these adjustments, net of federal income taxes, is recorded in a separate component of shareholders' equity. All of Transamerica's investments in debt securities have been classified as available for sale at June 30, 1994. As of that date the unrealized loss included in shareholders' equity as a result of adopting this new accounting standard was $14.9 million.

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

     On April 13, 1994, Transamerica sold its remaining 21% ownership interest in Sedgwick Group plc. Proceeds from the sale were $326.4 million and resulted in no gain or loss. Transamerica's investment in Sedgwick and its share of Sedgwick's operating results and related goodwill amortization have been separated from those of Transamerica's continuing operations and are classified as discontinued operations. Prior period financial statements have been reclassified accordingly.

     On June 6, 1994, Transamerica completed a "Dutch Auction" self tender offer by purchasing 4.5 million shares of its common stock, at a price of $54.75 per share. Transamerica used a portion of the net proceeds from the sale of its remaining 21% ownership interest in Sedgwick Group plc to purchase such shares.

                                *  *  *  *  *

     The consolidated ratios of earnings to fixed charges were computed by dividing income from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

     Results for the six months are not necessarily indicative of the results for the entire year for most of the Corporation's businesses. This is particularly true in the life insurance field, where mortality results in interim periods may vary substantially from such results over a longer period.

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                                  Assets


                                                   June 30,    December 31,
                                                     1994          1993
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities--held for investment                         $18,553.0
  Fixed maturities--available for sale            $20,527.3         872.4
  Mortgage loans and real estate                      485.7         493.0
  Equity securities, at fair value                    405.6         466.1
  Loans to life insurance policyholders               399.9         396.5
  Short-term investments                              391.2         190.8
                                                  _________     _________
                                                   22,209.7      20,971.8

Finance receivables                                 7,002.6       6,908.5
Less unearned fees ($240.6 in 1994
  and $240.8 in 1993) and allowance for
  losses                                              435.7         426.0
                                                  _________     _________
                                                    6,566.9       6,482.5

Cash and cash equivalents                             125.1          92.7
Trade and other accounts receivable                 2,479.6       2,015.4
Net assets of discontinued operations                               310.2
Property and equipment, less accumulated
    depreciation of $879.4 in 1994 and
    $831.6 in 1993:
  Land, buildings and equipment                       354.0         345.7
  Equipment held for lease                          2,529.9       1,306.5
Deferred policy acquisition costs                   2,011.5       1,929.3
Separate accounts administered by life
  insurance subsidiaries                            1,424.4       1,366.5
Goodwill, less accumulated amortization of
  $120.8 in 1994 and $113.4 in 1993                   488.0         495.4
Other assets                                          767.4         734.5
                                                  _________     _________
                                                  $38,956.5     $36,050.5
                                                  =========     =========

(Amounts in millions)

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _________________

                  CONSOLIDATED BALANCE SHEET (Continued)

                   Liabilities and Shareholders' Equity


                                                   June 30,    December 31,
                                                     1994          1993

Life insurance policy liabilities                 $23,410.3     $21,951.8
Notes and loans payable, principally of
  finance subsidiaries, of which $1,647
  in 1994 and $2,023 in 1993 matures
  within one year                                   8,758.3       7,704.0
Accounts payable and other liabilities              1,916.4       1,352.4
Income taxes                                          341.0         312.3
Separate account liabilities                        1,424.4       1,366.5

Shareholders' equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares, at
      liquidation preference of $100,000
      per share, weighted average dividend
      rate of 3.58% in 1994 and 3.05% in 1993         225.0         225.0
    Outstanding--Series D, 400,000 shares,
      at liquidation preference of $500 per
      share, cumulative dividend rate of 8.5%         200.0         200.0
  Preference Stock (without par value)--
    5,000,000 shares authorized; none
    outstanding
  Common Stock ($1 par value):
    Authorized--150,000,000 shares
    Outstanding--70,393,675 shares in 1994
      and 76,398,888 shares in 1993, after
      deducting 9,344,787 shares and
      3,339,574 shares in treasury                     70.4          76.4
  Additional paid-in capital                          152.1         475.2
  Retained earnings                                 2,421.8       2,297.9
  Net unrealized gain from investments
    marked to fair value                               72.7         124.1
  Foreign currency translation adjustments            (35.9)        (35.1)
                                                  _________     _________
                                                    3,106.1       3,363.5
                                                  _________     _________
                                                  $38,956.5     $36,050.5
                                                  =========     =========

(Amounts in millions except for share data)

                                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _______________

                                      CONSOLIDATED STATEMENT OF INCOME

                                                       Six months ended              Three months ended
                                                            June 30,                       June 30,
                                                       1994         1993              1994          1993
REVENUES
Life insurance premiums and related
  income                                             $  739.5     $  606.4          $  409.0      $  314.1
Investment income                                       864.0        862.1             432.0         436.7
Finance charges and other fees                          508.0        493.7             261.7         247.4
Leasing revenues                                        278.2        183.7             164.6          94.0
Real estate and tax service revenues                    149.3        136.4              67.1          69.2
Gain on investment transactions                           7.4         32.2               4.8          27.9
Other                                                    52.0         48.0              23.8          24.2
                                                     ________     ________          ________      ________
                                                      2,598.4      2,362.5           1,363.0       1,213.5
EXPENSES
Life insurance benefits                               1,169.9      1,046.5             623.6         535.2
Life insurance underwriting, acquisition
  and other expenses                                    256.7        245.7             125.7         123.3
Leasing operating and maintenance costs                 144.7         87.8              86.9          44.9
Interest and debt expense                               265.1        263.5             142.5         130.4
Provision for losses on receivables                      48.0         49.7              23.8          28.6
Other, including administrative and general
  expenses                                              378.6        336.4             190.3         166.1
                                                     ________     ________          ________      ________
                                                      2,263.0      2,029.6           1,192.8       1,028.5
                                                     ________     ________          ________      ________
                                                        335.4        332.9             170.2         185.0
Income taxes                                            126.0        122.6              64.5          67.7
                                                     ________     ________          ________      ________
Income from continuing operations                       209.4        210.3             105.7         117.3
Income (loss) from discontinued operations               (0.7)         5.4                             6.6
                                                     ________     ________          ________      ________
Net income                                           $  208.7     $  215.7          $  105.7      $  123.9
                                                     ========     ========          ========      ========
Earnings per share of common stock (based
  on weighted average number of shares
  outstanding of 74,984,000 in 1994 and
  79,328,000 in 1993 after deduction of
  preferred dividends):
    Income from continuing operations
      before investment transactions                    $2.57        $2.23             $1.30         $1.16
    Gain on investment transactions                      0.06         0.27              0.04          0.24
                                                        _____        _____             _____         _____
    Income from continuing operations                    2.63         2.50              1.34          1.40
    Income (loss) from discontinued operations          (0.01)        0.07                            0.09
                                                        _____        _____             _____         _____
    Net income                                          $2.62        $2.57             $1.34         $1.49
                                                        =====        =====             =====         =====
Dividends per share of common stock                     $1.00        $1.00             $0.50         $0.50
                                                        =====        =====             =====         =====

Ratio of earnings to fixed charges                       2.19         2.20
                                                         ====         ====

(Dollar amounts in millions except for share data)

                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              ____________

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                      Six months ended
                                                          June 30,
                                                      1994        1993

Balance at beginning of year                        $2,297.9    $2,100.2
Net income                                             208.7       215.7
Dividends on common stock                              (72.9)      (79.1)
Dividends on preferred stock                           (11.9)      (11.9)
                                                    ________    ________
Balance at end of period                            $2,421.8    $2,224.9
                                                    ========    ========



                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Six months ended
                                                          June 30,
                                                      1994        1993
OPERATING ACTIVITIES
Income from continuing operations                   $  209.4    $  210.3
Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies            504.2       485.1
  Amortization of policy acquisition costs              93.8        85.8
  Policy acquisition costs deferred                   (186.1)     (167.8)
  Other                                                 85.6       160.2
                                                    ________    ________
  Net cash provided by operating activities            706.9       773.6

INVESTING ACTIVITIES
Finance receivables originated                      (8,455.5)   (6,322.6)
Finance receivables collected                        8,295.4     6,214.1
Purchase of investments                             (3,986.5)   (4,055.9)
Sales or maturities of investments                   2,864.2     2,653.1
Purchase of the container division assets
  of Tiphook plc                                    (1,065.0)
Proceeds from disposition of discontinued
  operations                                           326.4       680.9
Cash transactions with discontinued operations           5.4      (498.3)
Other                                                 (271.5)     (267.3)
                                                    ________    ________
  Net cash used by investing activities             (2,287.1)   (1,596.0)

FINANCING ACTIVITIES
Proceeds from debt financing                         4,764.3     2,600.3
Payment of notes and loans                          (3,728.2)   (2,624.0)
Receipts from interest-sensitive policies
  credited to policyholder account balances          2,171.2     2,086.0
Return of policyholder account balances on
  interest-sensitive policies                       (1,180.8)   (1,112.3)
Dividends                                              (84.8)      (91.0)
Common stock transactions                             (329.1)      (34.0)
                                                    ________    ________
  Net cash provided by financing activities          1,612.6       825.0
                                                    ________    ________
Increase in cash and cash equivalents                   32.4         2.6
Cash and cash equivalents at beginning
  of year                                               92.7        22.0
                                                    ________    ________
Cash and cash equivalents at end of period          $  125.1    $   24.6
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

     On April 13, 1994, Transamerica sold its remaining 21% ownership interest in Sedgwick Group plc. Proceeds from the sale were $326.4 million and resulted in no gain or loss. Transamerica's investment in Sedgwick and its share of Sedgwick's operating results and related goodwill amortization have been separated from those of Transamerica's continuing operations and are classified as discontinued operations. Prior period financial statements have been reclassified accordingly.

     On June 6, 1994, Transamerica completed a "Dutch Auction" self tender offer by purchasing 4.5 million shares of its common stock, at a price of $54.75 per share. Transamerica used a portion of the net proceeds from the sale of its remaining 21% ownership interest in Sedgwick Group plc to purchase such shares.

     In the first six months of 1994 Transamerica's income from continuing operations before investment transactions increased $15.5 million (8%) due primarily to increases in commercial lending, life insurance, leasing, asset management and real estate services operating results. Partially offsetting these improvements were declines in consumer lending and higher unallocated expenses. Transamerica's income from continuing operations for the first six months of 1994 decreased $900,000, less than 1%, compared to the first six months of 1993. Income from continuing operations for the first six months of 1994 included net after tax gains from investment transactions aggregating $4.8 million compared to $21.2 million in the first six months of 1993.

     In the second quarter of 1994 Transamerica's income from continuing operations before investment transactions increased $3.7 million (4%) due primarily to increases in commercial lending, leasing, life insurance, consumer lending and asset management operating results. Partially offsetting these improvements was a decline in real estate services and higher unallocated expenses. Transamerica's income from continuing operations for the second quarter of 1994 decreased $11.6 million (10%) compared to the second quarter of 1993. Income from continuing operations for the second quarter of 1994 included net after tax gains from investment transactions aggregating $3.1 million compared to $18.4 million in the second quarter of 1993.

     Gain (loss) on investment transactions, pretax, included in consolidated revenues, comprises (amounts in millions):

                                      Six months ended    Three months ended
                                          June 30,             June 30,
                                        1994    1993         1994    1993

Net gain on sale of investments        $23.3   $87.6        $10.4   $47.4
Adjustment for impairment in value      (9.8)  (46.5)        (2.3)  (15.6)
Accelerated amortization of deferred
  policy acquisition costs              (6.1)   (8.9)        (3.3)   (3.9)
                                       _____   _____        _____   _____
                                       $ 7.4   $32.2        $ 4.8   $27.9
                                       =====   =====        =====   =====

     As required by generally accepted accounting principles, the amortization of deferred policy acquisition costs was accelerated due to gains realized on the sale of certain investments. The accelerated amortization of deferred policy acquisition costs has been included in investment transactions as an offset to the related gain. Investment transactions also reflected loss provisions primarily for impairment in the value of certain nonperforming fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure. The net gain on sale of investments was higher in 1993 primarily because of bond call activity.

     Transamerica Corporation's continuing operations, principally through its life insurance subsidiaries, maintain an investment portfolio which aggregated $22.2 billion at June 30, 1994. Of this amount $20.5 billion represents its investment in fixed maturities. At June 30, 1994, 95.9% of the fixed maturities was rated as "investment grade" with an additional 3.2% rated in the BB category or its equivalent. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $30.2 million at June 30, 1994 compared to $31.1 million at December 31, 1993. Provision for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $103.1 million at June 30, 1994 and $104 million at December 31, 1993.

     Additionally, $485.7 million (2.2% of the investment portfolio), net of allowance for losses of $62.1 million, was invested in mortgage loans and real estate including $363.2 million in commercial mortgage loans, $34.1 million in residential mortgage loans, $109 million in real estate investments and $41.5 million in foreclosed real estate. Foreclosed commercial real estate decreased $11.8 million (22.1%) from December 31, 1993 to June 30, 1994 due primarily to the sale of foreclosed properties. Problem loans, defined as delinquent loans and restructured loans yielding less than 8%, totaled
$23.8 million at June 30, 1994. Problem loans increased $5.3 million from December 31, 1993 to June 30, 1994. Allowances for possible losses of
$62.1 million at June 30, 1994 and $70.7 million at December 31, 1993 have been established to cover possible losses from mortgage loans and real estate investments.

     In the normal course of its operations, Transamerica hedges some of its interest rate risk with financial instrument derivatives. Such derivatives comprise primarily interest rate swap agreements and interest rate floor agreements. The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1994 the interest rate swap and floor agreements are with banks rated A or better by one or more of the major credit rating agencies.

     Transamerica enters into interest rate floor agreements, which provide for the receipt of payments in the event interest rates fall below specified levels, and interest rate swap agreements, which generally provide that one party pays interest at a floating rate and the other party pays interest at a fixed rate. Interest rate floors are intended to mitigate the Company's risk of reinvesting the cash flow it receives from calls and redemptions on its investment portfolio at lower interest rates. Interest rate swap agreements are intended to help the Company to more closely match the cash flow received from its assets to the payments on its liabilities.

     The interest rate floor contracts and certain of the interest rate swap contracts are designated as hedges of a portion of the investment portfolio and to the extent those investments are marked to market, the hedge agreements are also marked to market. At June 30, 1994, such interest rate swap contracts comprise agreements in which Transamerica receives floating rate interest and pays a weighted average fixed rate of 6.32% on a notional amount of $133 million and had agreements whereby it receives fixed rate payments, at a weighted average rate of 5.22%, and pays floating rate interest to the contracting party on the notional amount of $30 million. The interest rate floor agreements at June 30, 1994 were on a notional amount of $560.5 million with a weighted average interest rate of 6.22%. The fair value of these agreements at June 30, 1994, determined on a net present value basis, was a net benefit from counterparties of $3.7 million comprising a gross benefit of $12.8 million and a gross obligation of $9.1 which resulted in a $2.4 million unrealized after tax gain recorded in shareholders' equity.

     The remaining interest rate swap contracts are designated as hedges of a portion of Transamerica's liabilities and outstanding indebtedness. These agreements are accounted for as hedges, and their cost is amortized over the shorter of the lives of the contracts or the lives of the related liabilities. At June 30, 1994 such contracts comprise agreements in which Transamerica pays floating rate interest and receives fixed rate payments, at a weighted average rate of 5.88%, on the notional amount of $591.5 million; agreements whereby it makes fixed rate payments, at a weighted average interest rate of 6.84%, and receives floating rate interest on the notional amount of $850 million and had agreements whereby it makes floating rate payments referenced to one index and receives floating rate interest referenced to another index on the notional amount of $101 million. The net present value of these interest rate swap agreements, which offset changes in the fair value of the hedged liabilities and indebtedness, which in accordance with generally accepted accounting principles are also carried at amortized cost, resulted in a net obligation to counterparties of $27.6 million comprising a gross obligation of $36.7 million and a gross benefit of $9.1 million.

     In the first quarter of 1994 Transamerica adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This new standard requires Transamerica to report at fair value those investments which it does not have the positive intent and ability to hold to maturity. There is no effect on the income statement. To the extent the securities marked to fair value relate to interest sensitive insurance products an adjustment to deferred policy acquisition costs is also made. The effect of these adjustments, net of federal income taxes, is recorded in a separate component of shareholders' equity. All of Transamerica's investments in debt securities have been classified as available for sale at June 30, 1994. As of that date the unrealized loss included in shareholders' equity as a result of adopting this new accounting standard was $14.9 million.

     The net unrealized gain from investments marked to fair value, after related taxes and deferred acquisition cost adjustments, which is included in shareholders' equity decreased $51.4 million during the six months ended
June 30, 1994 and increased $19.6 million during the first six months of 1993. The net unrealized gain decreased $226.1 million and increased $5.9 million during the second quarters of 1994 and 1993. As discussed in the preceding paragraph, 1994 amounts reflect the adoption of Statement of Financial Accounting Standards No. 115.

     Changes in the earnings, capital requirements and liquidity of the Corporation's consolidated operations are best understood by considering the Corporation's separate business segments, which are discussed below.

                            REVENUES AND INCOME BY LINE OF BUSINESS
                                     Six months ended June 30,                Second quarter
                                  Revenues                 Income                 Income
                             1994        1993         1994        1993        1994      1993
                                                 (Amounts in millions)

Consumer lending           $  338.4    $  322.9      $ 45.7      $ 47.7      $ 24.3    $ 23.5
Commercial lending            185.0       187.5        25.4        16.7        14.0       9.1
Leasing                       285.2       193.3        28.7        26.9        15.7      13.7
Real estate services          164.4       147.7        40.5        39.2        15.9      19.6
Amortization of goodwill                               (6.6)       (6.5)       (3.3)     (3.3)
                           ________    ________      ______      ______      ______    ______
Finance                       973.0       851.4       133.7       124.0        66.6      62.6

Life insurance              1,606.4     1,494.9       121.9       134.2        63.0      75.7
Asset management               21.1        22.1         1.6         0.1         0.8       0.3
Amortization of goodwill                               (0.8)       (0.8)       (0.4)     (0.4)
                           ________    ________      ______      ______      ______    ______
Insurance                   1,627.5     1,517.0       122.7       133.5        63.4      75.6

Unallocated investment
  transactions, interest
  and expenses, less
  related income taxes         (2.1)       (5.9)      (47.0)      (47.2)      (24.3)    (20.9)
                           ________    ________      ______      ______      ______    ______
Total revenues and
  income from continuing
  operations               $2,598.4    $2,362.5      $209.4      $210.3      $105.7    $117.3
                           ========    ========      ======      ======      ======    ======


Consumer Lending

     Consumer lending income, before the amortization of goodwill, for the first half of 1994 decreased $2 million (4%) from the first half of 1993 and for the second quarter of 1994 increased $800,000 (3%) over the second quarter of 1993. Excluding a $5.3 million benefit ($3.1 million after tax) recorded in the second quarter of 1993 from the reversal of reserves related to a 1990 securitization and sale of receivables, results for the first half and second quarter of 1994 increased $1.1 million (2%) and $3.9 million (19%) over the corresponding 1993 periods due to higher revenues and lower interest expense that more than offset increased operating expenses and an increased provision for losses on receivables.

     Revenues increased $15.5 million (5%) and $12.4 million (8%) in the first half and second quarter of 1994 over the corresponding periods of 1993 mainly due to increased finance charges resulting from higher average owned finance receivables outstanding and higher fees due to an increased volume of real estate secured loans.

     Interest expense for the first half and second quarter of 1994 declined $4.5 million (4%) and $1.4 million (2%) from the corresponding periods of 1993 due to lower average interest rates. Operating expenses for the first half and second quarter of 1994 increased $17.7 million (20%) and $11.7 million (27%) over the corresponding periods of 1993. Excluding the $5.3 million reserve reversal recorded in the second quarter of 1993, operating expenses in the first half and second quarter of 1994 increased $12.4 million (13%) and $6.4 million (13%) mainly due to an increase in the number of branches, from 534 at June 30, 1993 to 582 at June 30, 1994, and costs of developing new loan products. The provision for losses on receivables for the first half of 1994 increased due to increased credit losses and increased growth in net finance receivables over the first half of 1993. The provision for the second quarter of 1994 increased due to increased growth in net finance receivables over the second quarter of 1993 which more than offset a reduction in the provision requirement due to slightly lower credit losses in the 1994 period. The provision for the first half and second quarter of 1994 increased
$7.2 million (24%) and $1.8 million (10%). Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.84% and 1.75% for the first half and second quarter of 1994 compared to 1.56% and 1.87% for the first half and second quarter of 1993. Credit losses increased in the first half of 1994 mainly due to continued sluggishness in the California economy and a continued weak California real estate market.

     Net consumer finance receivables at June 30, 1994 included $3.2 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 48% are located in California. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $83.7 million (2.07% of finance receivables outstanding) at June 30, 1994 compared to $78.8 million (2.01% of finance receivables outstanding) at December 31, 1993 and $74.8 million (1.92% of finance receivables outstanding) at June 30, 1993. Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at June 30, 1994, December 31, 1993 and June 30, 1993.

     Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $236.1 million at June 30, 1994 compared to $214.7 million at December 31, 1993 and
$190.3 million at June 30, 1993. The increases primarily reflect higher inventory in California due to its continuing weak real estate market.

Commercial Lending

     Commercial lending income, before the amortization of goodwill, for the first half and second quarter of 1994 increased $8.7 million (52%) and $4.9 million (54%) over 1993's first half and second quarter. The increases were primarily due to a lower provision for losses on receivables and stronger year-to-date margins. Stronger margins were a result of the higher spread between the indices at which the commercial lending operation lends to customers and the indices at which funds are borrowed.

     Revenues in the first half of 1994 decreased $2.5 million (1%) and increased in the second quarter of 1994 $1.8 million (2%) from the corresponding periods of 1993. This was primarily a result of reduced yields attributable to the low interest rate environment during the first quarter of 1994, which was partially offset by increased yields during the second quarter of 1994 as a result of rising interest rates.

     Interest expense declined $4.9 million (8%) compared to the first half of 1993 primarily as a result of a lower average interest rate. Interest expense increased $400,000 (1%) during the second quarter of 1994 compared to the second quarter of 1993 primarily as a result of the current rising interest rate environment. Operating expenses declined $2.2 million (3%) and $100,000 (-%) during the first half and second quarter of 1994 from the same periods in 1993 primarily due to reduced expenses incurred relating to the management of the liquidating portfolio. The provision for losses on receivables in the first half of 1994 was $8.9 million (45%) less than in the first half of 1993 principally due to lower credit losses and lower nonearning and delinquent receivables. The provision for losses on receivables in the second quarter of 1994 was $6.7 million (64%) less than the second quarter of 1993 principally due to lower nonearning and delinquent receivables, offset in part by slightly higher credit losses. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.26% and 0.60% for the first half and second quarter of 1994 compared to 1.01% and 0.45% for the comparable periods of 1993.

     Net commercial finance receivables outstanding decreased $35.7 million (1%) from December 31, 1993 primarily attributable to a decline in the liquidating portfolio while aggregate receivables in the core businesses remained level. The allowance for losses was 2.96% of net commercial finance receivables outstanding as of June 30, 1994 compared to 2.71% at December 31, 1993 and 3.32% at June 30, 1993.

     Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $20.9 million (0.71% of receivables outstanding) at June 30, 1994 compared to $28.9 million (0.96% of receivables outstanding) at December 31, 1993 and $49.8 million (1.70% of receivables outstanding) at June 30, 1993.

     Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $27.6 million (0.93% of receivables outstanding) at June 30, 1994 compared to $33.6 million (1.12% of receivables outstanding) at December 31, 1993 and $68.8 million (2.35% of receivables outstanding) at June 30, 1993.

     Assets held for sale as of June 30, 1994 totaled $55.7 million, net of a $153.1 million valuation allowance, and consisted of rent-to-own finance receivables of $91 million, repossessed rent-to-own stores of $106.6 million and other repossessed assets of $11.2 million. Assets held for sale at December 31, 1993 totaled $90.1 million, net of a $157 million valuation allowance, and comprised rent-to-own finance receivables of $120.5 million, repossessed rent-to-own stores of $107.2 million and other repossessed assets of $19.4 million. Assets held for sale at June 30, 1993 totaled $152.2 million, net of a $108.5 million valuation allowance, and comprised rent-to-own finance receivables of $136.9 million, repossessed rent-to-own stores of $103.3 million and other repossessed assets of $20.5 million. Of the rent-to-own finance receivables, $26.1 million were classified as both delinquent and nonearning at June 30, 1994 compared to $27.5 million at December 31, 1993 and $27.4 million at June 30, 1993.

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

     Leasing income, before the amortization of goodwill, for the first half and second quarter of 1994, increased $1.8 million (7%) and $2 million (16%) over the first half and second quarter of 1993 principally due to a larger fleet size, higher fleet utilization in the rail trailer, chassis and European trailer lines and an increased finance lease portfolio, partially offset by lower gains on disposal of units and lower utilization and rates in the standard container line.

     Revenues for the first half and second quarter of 1994 increased
$91.9 million (48%) and $70.1 million (71%) over the corresponding 1993 periods. The increases were due to the Tiphook acquisition of standard and tank containers, a larger fleet of new standard and refrigerated containers, higher utilization in the rail trailer, chassis and European trailer product lines and a larger finance lease portfolio.

     Expenses increased $88 million (58%) and $66.1 million (86%) in the first half and second quarter of 1994 over 1993's first half and second quarter mainly due to higher ownership and operating costs of a larger fleet.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% for the first half and 80% for the second quarter of 1994 compared to 82% for both the first half and second quarter of 1993. Rail trailer utilization was 92% and 94% for the first half and second quarter of 1994 compared to 88% and 89% for the first half and second quarter of 1993. European trailer utilization was 96% for both the first half and second quarter of 1994 compared to 87% and 89% for the first half and second quarter of 1993.

Real Estate Services

     Real estate services comprise Transamerica's real estate tax, property management and other services.

     Income for the first half of 1994 increased $1.3 million (3%) over the first half of 1993 primarily due to high levels of mortgage refinancings and higher levels of home sales in the first quarter of 1994.

     Income for the second quarter of 1994 decreased $3.7 million (19%) primarily due to a significant reduction in mortgage refinancings resulting from higher interest rates.

     Revenue for the first half of 1994 increased $16.7 million (11%) over the comparable period of 1993 primarily as a result of increased business in the first quarter of 1994 at the real estate tax service operation where new tax service contracts were 9% higher in the first half of 1994 compared to the corresponding period of 1993. Revenue for the second quarter of 1994 increased $300,000, less than 1%, over the second quarter of 1993 as increased revenue from the other operations within the real estate services segment more than offset a 15% decline in new tax service contracts.

Life Insurance

     Income before investment transactions increased $5.7 million (5.3%) and $1.9 million (3.6%) in the first half and second quarter of 1994 over the comparable periods of 1993. The life insurance, living benefits, group pension and reinsurance lines all experienced increases in income, excluding net gains from investment transactions, resulting primarily from asset growth, improved or maintained interest spreads and expense control. Net income for the first six months and second quarter of 1994 decreased $12.3 million (9%) and $12.7 million (17%) compared to the corresponding periods in 1993. Net income included net after tax gains from investment transactions totaling
$7.1 million and $3.8 million in the first half and second quarter of 1994 compared to $25.1 million and $18.4 million in the same 1993 periods.

     Investment transactions for the first six months of 1994 included after tax gains of $13.7 million realized on the sale of investments compared to $53.8 million for the corresponding period of 1993. As required by generally accepted accounting principles, the amortization of deferred policy acquisition costs was accelerated by $4 million in the first half of 1994 and $5.9 million in the first half of 1993 due to the investment gains. The accelerated amortization of deferred policy acquisition costs has been included in investment transactions as an offset to the related gain. Investment transactions in the first half of 1994 also reflected a downward adjustment of $2.7 million after tax, compared to $22.8 million in the first half of 1993, primarily for impairment in the value of certain nonperforming fixed maturity investments.

     Investment transactions for the second quarter of 1994 included after tax gains of $5.7 million realized on the sale of investments compared to $31.4 million for the corresponding period of 1993. The accelerated amortization of deferred policy acquisition costs was $2.2 million and $2.6 million in the second quarter of 1994 and 1993, respectively. The adjustment for impairment in the value of certain nonperforming fixed maturity investments was $10.4 million after tax in the second quarter of 1993.

     Premiums and related income increased $133.1 million (22%) and $94.9 million (30%) for the first six months and second quarter of 1994 compared to the corresponding periods in 1993 primarily due to higher sales of traditional life insurance and annuity products, an increase in reinsurance assumed and an increase in charges on interest sensitive policies.

     Net investment income for the first six months and second quarter of 1994 increased $14.7 million (2%) and $2.5 million (1%) over the comparable 1993 periods due primarily to increased investments. Net investment income for the first half and second quarter of 1994 included a $5.6 million and $1 million addition to investment income related to the accretion of discounts on securities called or expected to be called, compared to $23.6 million and $8 million for the corresponding periods of 1993. The 1993 amounts were offset in part by charges of $14.6 million and $6.1 million in the first half and second quarter of 1993 and are included in other expenses which are discussed in the following paragraph. Investment income for the first half of 1993 also included a $4.7 million reversal of accrued investment income on defaulted securities.

     Life insurance benefits and expenses increased $134.4 million (10%) in the first half of 1994 compared to 1993's corresponding period principally due to increases in policy reserves and benefits paid or provided attributable to the larger base of life insurance and annuities in force, higher commission expense on increased life insurance and annuity sales, and higher amortization of deferred policy acquisition costs (exclusive of accelerated amortization related to investment gains). Life insurance benefits and expenses increased $90.9 million (14%) in the second quarter of 1994 compared to 1993's corresponding period principally due to increases in policy reserves and benefits paid or provided attributable to the larger base of life insurance and annuities in force and higher commission expense on increased life insurance and annuity sales. Other expenses include charges of $14.6 million in the first six months of 1993 and $6.1 million in the second quarter of 1993 primarily attributable to the establishment of an allowance for possible loss related to the sale of a business unit in 1991, anticipated guaranty fund assessments and an additional provision for the realignment and relocation of certain back office support functions to Kansas City.

     Cash provided by operations for the first six months of 1994 was $167.8 million which was $293.8 million (64%) below the 1993 amount primarily as a result of the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. The company continues to maintain a sufficiently liquid portfolio to cover its operating requirements, with remaining funds being invested in longer term securities.

Asset Management

     Asset management income, before goodwill amortization, for the first six months of 1994 was $1.6 million compared to $100,000 for the first six months of 1993 and for the second quarter of 1994 was $800,000 compared to $300,000 for the comparable period of 1993. The improvement was due primarily to higher revenues from increased assets under management.

Unallocated Investment Transactions, Interest and Expenses

     Unallocated investment transactions, interest and expenses, after related income taxes, for the first six months of 1994 decreased $200,000 (-%) from the first six months of 1993. The decrease was principally due to lower interest expense on lower outstanding debt, offset in part by higher salary and benefit costs as a result of centralizing certain administrative functions.

     Unallocated investment transactions, interest and expenses, after taxes, for the second quarter of 1994 increased $3.4 million (16%) compared to the second quarter of 1993. The increase was principally due to higher salary and benefit costs as a result of centralizing certain administrative functions and an after tax provision for possible losses on notes receivable of $1.7 million.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           EX-11 Statement Re: Computation of Per Share Earnings. EX-12 Computation of Ratio of Earnings to Fixed Charges.

     (b)   Reports on Form 8-K.  None.


                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)

Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  August 11, 1994