Form 10-K/A
period 1992-12-31
TRANSAMERICA CORP
filed 1994-09-02
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K/A

                               Amendment No. 1


( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1992

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    (   )

     Aggregate market value of Common Stock, $1 par value, held by nonaffil-iates of the registrant as of the close of business at March 5, 1993:
$3,832,437,718.

     Number of shares of Common Stock, $1 par value, outstanding as of the close of business on March 5, 1993: 79,453,327.

                    Documents incorporated by reference:

     Portions of the Transamerica Corporation 1992 Annual Report to Shareholders are incorporated by reference into Parts I and II. With the exception of those portions which are incorporated by reference, the Trans-america Corporation 1992 Annual Report is not deemed filed as part of this Report.

     Portions of the Proxy Statement of Transamerica Corporation dated March 18, 1993 are incorporated by reference into Part III. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year.)

                               Amendment No. 1


     Transamerica Corporation hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 1992, as set forth below:


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

        (3)  List of Exhibits:

             EX-3(a) Transamerica Corporation Certificate of Incorporation, as amended (Exhibit No. 3 of Item 601 of Regulation S-K) (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3 (File No. 33-43921) as filed with the Commission on November 13, 1991 and to Exhibits 3 and 4 contained in Form 8-A filed January 21, 1992, as amended by Form 8 filed January 27, 1992).

             EX-3(b) Transamerica Corporation By-Laws, as amended (Exhibit No. 3 of Item 601 of Regulation S-K) (incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                       1992).

             EX-4.1 Stock Purchase Rights Agreement dated as of July 17, 1986 together with Amendment dated January 24, 1991 (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

             EX-4.2    *

             EX-10.1 Form of Non-Qualified Stock Option Agreement under the Registrant's 1971 and 1979 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

             EX-10.2 Executive Benefit Plan for Transamerica Corporation and Affiliates, as amended (incorporated by reference to Exhibit EX-10.2 of the Registrant's Form SE dated
                       March 25, 1993).
             _________
                       *Neither the Corporation nor its subsidiaries are
             parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Commission upon request.

             EX-10.3 Consulting Agreement effective January 1, 1981, as amended, between Transamerica Airlines, Inc. and Glenn
                       A. Cramer (incorporated by reference to Exhibit EX-10.3 of the Registrant's Form SE dated March 25, 1993).

             EX-10.4 Form of Consulting Agreement dated November 30, 1992, between Transamerica Corporation and James R. Harvey.

             EX-10.5   1991 Bonus Plan (incorporated by reference to
                       Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

             EX-10.6   1992 Bonus Plan (incorporated by reference to
                       Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

             EX-10.7   1993 Bonus Plan.

             EX-10.8 1985 Stock Option and Award Plan, as amended, (including Amendments No. 1 through 5) (incorporated by reference to Post-Effective Amendment No. 3 of the Registrant's Registration Statement on Form S-8 (File No. 33-26317) as filed with the Commission on March 30, 1990, and to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                       1990).

             EX-10.9 Form of Non-Qualified Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

             EX-10.10 Form of Incentive Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

             EX-10.11 Form of Restricted Stock Award Agreement under the 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 (File No. 33-26317) as filed with the Commission on December 29, 1988).

             EX-10.12 Form of Non-Qualified Stock Option Agreement for Nonemployee Directors under the 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

             EX-10.13 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1987 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

             EX-10.14 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1988 (incorporated by reference to Exhibit EX-10.14 of the Registrant's Form SE dated March 25, 1993).

             EX-10.15 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1989 (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

             EX-10.16 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1990 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

             EX-10.17 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective July 1, 1992.

             EX-10.18  Form of Director Election to Defer 1993 Compensation.

             EX-10.19  Form of Executive Election to Defer 1993 Salary.

             EX-10.20 1971 Non-Qualified Stock Option Plan of Transamerica Corporation, as amended (including Amendment Nos. 1 and
                       2) (incorporated by reference to Exhibit EX-10.20 of the Registrant's Form SE dated March 25, 1993).

             EX-10.21 1979 Stock Option Plan of Transamerica Corporation, as amended (including Amendment Nos. 1 and 2)
                       (incorporated by reference to Exhibit EX-10.21 of the Registrant's Form SE dated March 25, 1993).

             EX-10.22 Form of Termination Agreement between Transamerica Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

             EX-10.23 Form of Termination Agreement between Transamerica Corporation and certain executive officers of certain of its subsidiaries (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

             EX-10.24 Public Offering Agreement (and Exhibits thereto) dated January 28, 1993 by and among the Registrant, TIG Holdings, Inc., and Jon W. Rotenstreich (incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 of the Registration Statement on Form S-1 (File No. 33-58122) as filed with the Commission on February 10, 1993).

             EX-10.25 Separation Agreement (and Exhibits thereto) dated January 28, 1993 by and among the Registrant, TIG Holdings, Inc., and Transamerica Insurance Group (incorporated by reference to Exhibits 3.3, 3.4 and 10.2 of the Registration Statement on Form S-1 (File No. 33-58122) as filed with the Commission on February 10, 1993).

             EX-10.26 Reinsurance Agreement dated December 31, 1992 by and between ARC Reinsurance Corporation and Transamerica Insurance Company, as amended (incorporated by reference to Exhibit EX-10.26 of the Registrant's Form SE dated March 25, 1993).

             EX-10.27 Letter dated December 31, 1992 from the Registrant to Transamerica Insurance Company regarding ARC Reinsurance Corporation (incorporated by reference to Exhibit EX-10.27 of the Registrant's Form SE dated March 25, 1993).

             EX-11     Statement Re: Computation of Per Share Earnings.

             EX-12     Ratio of Earnings to Fixed Charges Calculation.

             EX-13 Transamerica Corporation 1992 Annual Report (incorporated by reference to Exhibit EX-13 to the Registrant's Form SE dated March 25, 1993).

             EX-21 List of Subsidiaries of Transamerica Corporation (Exhibit No. 22 of Item 601 of Regulation S-K).

             EX-23 Consent of Ernst & Young to the incorporation by reference of their report dated February 23, 1993 in the Registrant's Registration Statements on Form S-8 (File Nos. 2-80934, 2-83724, 33-3722, 33-12324,
                       33-13389, 33-18911, 33-26317, 33-38267 and 33-43927)
                       and on Form S-3 (File Nos. 33-32419, 33-37889 and
                       33-41008) (Exhibit No. 24 of Item 601 of Regulation
                       S-K).

             EX-23.1 Consent of Coopers & Lybrand to the incorporation by reference of their report dated 23 February 1993 on the consolidated financial statements of Sedgwick Group plc in the Registrant's Registration Statements on Form S-8 (File Nos. 2-80934, 2-83724, 33-3722, 33-12324,
                       33-13389, 33-18911, 33-26317, 33-38267 and 33-43927)
                       and on Form S-3 (File Nos. 33-32419, 33-37889 and
                       33-41008) and related Prospectuses.

             EX-24 Powers of Attorney executed by the directors of the Registrant (Exhibit No. 25 of Item 601 of Regulation S-K) (incorporated by reference to Exhibit EX-24 of the Registrant's Form SE dated March 25, 1993).

             EX-28 Information from reports furnished to state insurance regulatory authorities for the year ended December 31, 1992 (Exhibit No. 29 of Item 601 of Regulation S-K) (incorporated by reference to Exhibit EX-28 of the Registrant's Form SE dated March 25, 1993).


                       Exhibits will be furnished to shareholders of the
             Corporation upon written request and, with the exception of Exhibit EX-13, upon payment of a fee of 30 cents per page, which fee covers the Corporation's reasonable expenses in furnishing such exhibits.


        (b) Reports on Form 8-K filed in the fourth quarter of 1992: During the quarter ended December 31, 1992, the Registrant filed a Report on Form 8-K, dated November 19, 1992, announcing that it had reached an agreement in principle to sell a majority interest in its property and casualty insurance subsidiary, Transamerica Insurance Group, to the public through a proposed initial public offering. The new company will be headed by Jon W. Rotenstreich, former president of Torchmark Corporation.

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


                        Year Ended December 31, 1992









                  TRANSAMERICA CORPORATION AND SUBSIDIARIES

                          SAN FRANCISCO, CALIFORNIA

FORM 10-K--ITEM 14(a)(1) AND (2)

TRANSAMERICA CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

     The following consolidated financial statements of Transamerica Corpora-tion and subsidiaries, included in the Transamerica Corporation 1992 Annual Report, are incorporated by reference in Item 8:

          Consolidated Balance Sheet--December 31, 1992 and 1991

          Consolidated Statement of Income--Years ended December 31, 1992, 1991 and 1990

          Consolidated Statement of Cash Flows--Years ended December 31, 1992, 1991 and 1990

          Consolidated Statement of Shareholders' Equity--Years ended December 31, 1992, 1991 and 1990

          Notes to Financial Statements--December 31, 1992

Financial Statement Schedules:

     The following consolidated financial statement schedules of Transamerica Corporation and subsidiaries are included in Item 14(d).

             I--Summary of Investments Other Than Investments in Related
                  Parties--December 31, 1992

           III--Condensed Financial Information of Registrant--December 31,
                  1992 and 1991, and years ended December 31, 1992, 1991 and
                  1990

             V--Supplementary Insurance Information--Years ended December 31,
                  1992, 1991 and 1990

            VI--Reinsurance--Years ended December 31, 1992, 1991 and 1990

          VIII--Valuation and Qualifying Accounts--Years ended December 31,
                  1992, 1991 and 1990

            IX--Short-Term Borrowings--Years ended December 31, 1992, 1991 and
                  1990

             X--Supplementary Income Statement Information--Years ended
                  December 31, 1992, 1991 and 1990

           XIV--Supplemental Information Concerning Property-Casualty
                  Insurance Operations

     The following auditors' report is included in Item 14(d):

          Report of Coopers & Lybrand dated 23 February 1993 on the consolidated financial statements of Sedgwick Group plc for the year ended 31 December 1992.


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


                                  Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA CORPORATION
Registrant

Burton E. Broome
Vice President and Controller

Date:  September 2, 1994

REPORT OF THE AUDITOR

To the members of Sedgwick Group plc

We have audited the financial statements of Sedgwick Group plc for the year ended 31 December 1992 in accordance with Auditing Standards.

In our opinion, the financial statements give a true and fair view of the state of affairs of the company and of the group at 31 December 1992, and of the profit, total recognised gains and losses and cash flow of the group for the year then ended and have been properly prepared in accordance with the Companies Act 1985.


Coopers & Lybrand
Chartered Accountants and Registered Auditor

Plumtree Court
London EC4A 4HT

23 February 1993