Form 10-K/A
period 1993-12-31
TRANSAMERICA CORP
filed 1994-09-02
CIK 99189

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

                               Amendment No. 1


     Transamerica Corporation hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 1993, as set forth below:


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

             EX-23.1 Consent of Coopers & Lybrand to the incorporation by reference of their report dated 22 February 1994 on the consolidated financial statements of Sedgwick Group plc in the Registrant's Registration Statements on Form S-8 (File Nos. 2-80934, 2-83724, 33-3722, 33-12324,
                       33-13389, 33-18911, 33-26317, 33-38267 and 33-43927)
                       and on Form S-3 (File Nos. 33-32419, 33-37889 and
                       33-41008) and related Prospectuses.

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

          VIII--Valuation and Qualifying Accounts--Years ended December 31,
                  1993, 1992 and 1991

            IX--Short-Term Borrowings--Years ended December 31, 1993, 1992 and
                  1991

             X--Supplementary Income Statement Information--Years ended
                  December 31, 1993, 1992 and 1991

     The following auditors' report is included in Item 14(d):

          Report of Coopers & Lybrand dated 22 February 1994 on the consolidated financial statements of Sedgwick Group plc for the year ended 31 December 1993.


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

TRANSAMERICA CORPORATION
Registrant

Burton E. Broome
Vice President and Controller

Date:  September 2, 1994

AUDITORS' REPORT

To the members of Sedgwick Group plc

We have audited the financial statements of Sedgwick Group plc for the year ended 31 December 1993 in accordance with Auditing Standards.

Respective responsibilities of directors and auditors

As described in the annual report of Sedgwick Group plc, the company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion, we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion

In our opinion, the financial statements give a true and fair view of the state of the affairs of the company and the group at 31 December 1993 and of the profit, total recognised gains and cash flows of the group for the year then ended and have been properly prepared in accordance with the Companies Act 1985.

Coopers & Lybrand
Chartered Accountants and Registered Auditors
Plumtree Court
London EC4A 4HT

22 February 1994