Form 10-Q
period 1994-09-30
TRANSAMERICA CORP
filed 1994-11-10
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1994


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

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on October 31, 1994: 70,259,663 shares, after deducting 9,478,799 shares in treasury.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended September 30, 1994 and 1993, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1993. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

     In the first quarter of 1994 Transamerica adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This new standard requires Transamerica to report at fair value those investments which it does not have the positive intent and ability to hold to maturity. To the extent the securities marked to fair value relate to interest-sensitive insurance products an adjustment to deferred policy acquisition costs is also made. The effect of these adjustments, net of federal income taxes, is recorded in a separate component of shareholders' equity. There is no effect on the income statement. All of Transamerica's investments in debt securities have been classified as available for sale at September 30, 1994.

     On March 15, 1994, Transamerica acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets of Tiphook for $1,051 million in cash. For a discussion of this transaction see Item 2 on Page 8 of this document.

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

     On September 16, 1994, Transamerica announced a program to purchase up to an additional 2 million shares of the company's common stock. As a result of this, the Dutch Auction self tender and other previously announced share purchase programs, the number of common shares outstanding at September 30, 1994 was 70.4 million compared to 77.6 million at September 30, 1993.

     On October 14, 1994, Transamerica initiated a tender offer to purchase for cash up to 6.4 million depositary shares (80% of the depositary shares outstanding) representing interests in its 8.5% Preferred Stock, Series D. The offer is scheduled to close on November 14, 1994. Under the terms of the offer, stockholders may tender their depositary shares at a price of $26.00 per share. The closing price of the depositary shares on the New York Stock Exchange Composite Tape on October 13, 1994 was $24.75. If all 80% of the depositary shares are purchased in the tender offer, $10.4 million of premium and expenses related to the transaction will be charged directly to shareholders' equity resulting in a 15 cents per share reduction in fourth quarter earnings per share.

     On October 15, 1994, Transamerica entered into an agreement to sell its mutual fund subsidiary, Transamerica Fund Management Company, for gross proceeds of approximately $100 million. The transaction is anticipated to close by year end and will result in a small gain.

     On October 20, 1994, Transamerica elected to call for redemption the entire $100 million outstanding of its 10% notes due November 15, 1997. The notes will be redeemed at par, plus interest accrued and unpaid, on November 30, 1994.

     On October 25, 1994, Transamerica Corporation announced completion of the offering by its affiliate, Transamerica Delaware, L.P., of $200 million of cumulative Monthly Income Preferred Securities (MIPS), Series A, priced at 9.125% per annum. Proceeds from the offering less transaction costs totaled $192.6 million.


                                *  *  *  *  *


     The consolidated ratios of earnings to fixed charges were computed by dividing income from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

     Results for the nine months are not necessarily indicative of the results for the entire year for most of the Corporation's businesses. This is particularly true in the life insurance field, where mortality results in interim periods may vary substantially from such results over a longer period.

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                                  Assets


                                               September 30,   December 31,
                                                   1994            1993
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities--held for investment                         $18,553.0
  Fixed maturities--available for sale          $21,124.1           872.4
  Mortgage loans and real estate                    516.9           493.0
  Equity securities, at market value                425.7           466.1
  Loans to life insurance policyholders             404.8           396.5
  Short-term investments                            190.6           190.8
                                                _________       _________
                                                 22,662.1        20,971.8

Finance receivables                               7,286.6         6,908.5
Less unearned fees ($247.5 in 1994
  and $240.8 in 1993) and allowance for
  losses                                           (450.2)         (426.0)
                                                _________       _________
                                                  6,836.4         6,482.5

Cash and cash equivalents                           131.0            92.7
Trade and other accounts receivable               2,629.6         2,015.4
Net assets of discontinued operations                               310.2
Property and equipment, less accumulated
    depreciation of $932 in 1994 and
    $831.6 in 1993:
  Land, buildings and equipment                     363.7           345.7
  Equipment held for lease                        2,589.6         1,306.5
Deferred policy acquisition costs                 2,234.9         1,929.3
Separate accounts administered by life
  insurance subsidiaries                          1,525.1         1,366.5
Goodwill, less accumulated amortization of
  $124.6 in 1994 and $113.4 in 1993                 475.2           495.4
Other assets                                        729.7           734.5
                                                _________       _________
                                                $40,177.3       $36,050.5
                                                =========       =========

(Amounts in millions)

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _________________

                  CONSOLIDATED BALANCE SHEET (Continued)

                   Liabilities and Shareholders' Equity


                                               September 30,   December 31,
                                                   1994            1993

Life insurance policy liabilities               $24,348.6       $21,951.8
Notes and loans payable, principally of
  finance subsidiaries, of which $1,640.2
  in 1994 and $2,023 in 1993 matures
  within one year                                 9,036.8         7,704.0
Accounts payable and other liabilities            1,939.0         1,352.4
Income taxes                                        332.9           312.3
Separate account liabilities                      1,525.1         1,366.5

Shareholders' equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares, at
      liquidation preference of $100,000
      per share, weighted average dividend
      rate of 3.78% in 1994 and 3.05% in 1993       225.0           225.0
    Outstanding--Series D, 400,000 shares,
      at liquidation preference of $500 per
      share, cumulative dividend rate of 8.5%       200.0           200.0
  Preference Stock (without par value)--
    5,000,000 shares authorized; none
    outstanding
  Common Stock ($1 par value):
    Authorized--150,000,000 shares
    Outstanding--70,353,899 shares in 1994
      and 76,398,888 shares in 1993, after
      deducting 9,384,563 shares and
      3,339,574 shares in treasury                   70.4            76.4
  Additional paid-in capital                        149.4           475.2
  Retained earnings                               2,485.1         2,297.9
  Net unrealized gain (loss) from
    investments marked to fair value               (104.6)          124.1
  Foreign currency translation adjustments          (30.4)          (35.1)
                                                _________       _________
                                                  2,994.9         3,363.5
                                                _________       _________
                                                $40,177.3       $36,050.5
                                                =========       =========

(Amounts in millions except for share data)

                                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _______________

                                      CONSOLIDATED STATEMENT OF INCOME

                                                       Nine months ended             Three months ended
                                                         September 30,                  September 30,
                                                       1994         1993              1994          1993
REVENUES
Life insurance premiums and related
  income                                             $1,141.5     $  906.9          $  402.0      $  300.6
Investment income                                     1,318.5      1,306.2             454.5         444.1
Finance charges and other fees                          773.1        742.0             265.1         248.3
Leasing revenues                                        445.0        282.7             166.8          99.0
Real estate and tax service revenues                    200.6        212.5              51.3          76.1
Gain on investment transactions                          16.6         46.9               9.2          14.7
Other                                                    74.4         74.5              22.4          26.4
                                                     ________     ________          ________      ________
                                                      3,969.7      3,571.7           1,371.3       1,209.2
EXPENSES
Life insurance benefits                               1,793.8      1,576.4             623.9         529.9
Life insurance underwriting, acquisition
  and other expenses                                    384.8        368.3             128.1         122.7
Leasing operating and maintenance costs                 232.6        136.0              88.0          48.2
Interest and debt expense                               413.3        388.7             148.2         125.2
Provision for losses on receivables and
  assets held for sale                                   76.0        121.6              27.9          71.9
Other, including administrative and general
  expenses                                              572.2        547.4             193.6         210.9
                                                     ________     ________          ________      ________
                                                      3,472.7      3,138.4           1,209.7       1,108.8
                                                     ________     ________          ________      ________
                                                        497.0        433.3             161.6         100.4
Income taxes (benefit)                                  182.7         81.9              56.7         (40.7)
                                                     ________     ________          ________      ________
Income from continuing operations                       314.3        351.4             104.9         141.1
Income (loss) from discontinued operations               (0.7)         3.2                            (2.2)
                                                     ________     ________          ________      ________
Net income                                           $  313.6     $  354.6          $  104.9      $  138.9
                                                     ========     ========          ========      ========
Earnings per share of common stock (based
  on weighted average number of shares
  outstanding of 73,457,000 in 1994 and
  78,957,000 in 1993 after deduction of
  preferred dividends):
    Income from continuing operations
      before investment transactions                    $3.88        $3.84             $1.31         $1.61
    Gain on investment transactions                      0.15         0.39              0.09          0.12
                                                        _____        _____             _____         _____
    Income from continuing operations                    4.03         4.23              1.40          1.73
    Income (loss) from discontinued operations          (0.01)        0.04                           (0.03)
                                                        _____        _____             _____         _____
    Net income                                          $4.02        $4.27             $1.40         $1.70
                                                        =====        =====             =====         =====
Dividends per share of common stock                     $1.50        $1.50             $0.50         $0.50
                                                        =====        =====             =====         =====

Ratio of earnings to fixed charges                       2.14         2.06
                                                         ====         ====

(Dollar amounts in millions except for share data)

                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              ____________

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                     Nine months ended
                                                       September 30,
                                                      1994        1993

Balance at beginning of year                        $2,297.9    $2,100.2
Net income                                             313.6       354.6
Dividends on common stock                             (108.2)     (118.0)
Dividends on preferred stock                           (18.2)      (17.7)
                                                    ________    ________
Balance at end of period                            $2,485.1    $2,319.1
                                                    ========    ========



                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Nine months ended
                                                       September 30,
                                                      1994        1993
OPERATING ACTIVITIES
Income from continuing operations                  $   314.3    $  351.4
Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies            638.1       729.4
  Amortization of policy acquisition costs             141.1       143.9
  Policy acquisition costs deferred                   (295.0)     (256.6)
  Other                                                351.8        47.3
                                                   _________    ________
  Net cash provided by operating activities          1,150.3     1,015.4

INVESTING ACTIVITIES
Finance receivables originated                     (12,901.9)   (9,739.0)
Finance receivables collected                       12,422.4     9,591.7
Purchase of investments                             (8,321.2)   (7,253.1)
Sales or maturities of investments                   6,281.9     5,322.9
Purchase of the container division assets
  of Tiphook plc                                    (1,051.0)
Proceeds from disposition of discontinued
  operations                                           326.4       680.9
Cash transactions with discontinued operations           5.4      (417.4)
Other                                                 (494.0)     (427.7)
                                                   _________    ________
  Net cash used by investing activities             (3,732.0)   (2,241.7)

FINANCING ACTIVITIES
Proceeds from debt financing                         5,730.3     3,902.8
Payment of notes and loans                          (4,421.3)   (3,904.0)
Receipts from interest-sensitive policies
  credited to policyholder account balances          3,477.6     3,309.0
Return of policyholder account balances on
  interest-sensitive policies                       (1,708.4)   (1,849.7)
Dividends                                             (126.4)     (135.7)
Common stock transactions                             (331.8)     (100.5)
                                                   _________    ________
  Net cash provided by financing activities          2,620.0     1,221.9
                                                   _________    ________
Increase (decrease) in cash and cash
  equivalents                                           38.3        (4.4)
Cash and cash equivalents at beginning
  of year                                               92.7        22.0
                                                   _________    ________
Cash and cash equivalents at end of period         $   131.0    $   17.6
                                                   =========    ========

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

     On March 15, 1994, Transamerica acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations"). Transamerica assumed certain specified liabilities of the Container Operations including trade accounts payable. Transamerica did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. On March 15, 1994, Transamerica paid to Tiphook $1 billion and delivered $50.7 million to escrow agents for the establishment of a general escrow account ($40.4 million) and a repairs escrow account ($10.3 million). Subsequently, Transamerica has made further payments to Tiphook of $15.6 million upon delivery of certain bills of sale and releases of liens pending at the date of close.

     Upon completion of examination of the closing balance sheet of the Container Operations as of March 15, 1994 by Transamerica's auditors and Tiphook's auditors, certain purchase price adjustments were agreed to on September 19, 1994 and resulted in a $15.3 million purchase price reduction. The funds were paid to Transamerica from the escrow accounts, discussed above, in October 1994.

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

     On September 16, 1994, Transamerica announced a program to purchase up to an additional 2 million shares of the company's common stock. As a result of this, the Dutch Auction self tender and other previously announced share purchase programs, the number of common shares outstanding at September 30, 1994 was 70.4 million compared to 77.6 million at September 30, 1993.

     On October 14, 1994, Transamerica initiated a tender offer to purchase for cash up to 6.4 million depositary shares (80% of the depositary shares outstanding) representing interests in its 8.5% Preferred Stock, Series D. The offer is scheduled to close on November 14, 1994. Under the terms of the offer, stockholders may tender their depositary shares at a price of $26.00 per share. The closing price of the depositary shares on the New York Stock Exchange Composite Tape on October 13, 1994 was $24.75. If all 80% of the depositary shares are purchased in the tender offer, $10.4 million of premium and expenses related to the transaction will be charged directly to shareholders' equity resulting in a 15 cents per share reduction in fourth quarter earnings per share.

     On October 15, 1994, Transamerica entered into an agreement to sell its mutual fund subsidiary, Transamerica Fund Management Company, for gross proceeds of approximately $100 million. The transaction is anticipated to close by year end and will result in a small gain.

     On October 20, 1994, Transamerica elected to call for redemption the entire $100 million outstanding of its 10% notes due November 15, 1997. The notes will be redeemed at par, plus interest accrued and unpaid, on November 30, 1994.

     On October 25, 1994, Transamerica Corporation announced completion of the offering by its affiliate, Transamerica Delaware, L.P., of $200 million of cumulative Monthly Income Preferred Securities (MIPS), Series A, priced at 9.125% per annum. Proceeds from the offering less transaction costs totaled $192.6 million.

     Transamerica's income from continuing operations for the first nine months and third quarter of 1994 decreased $37.1 million (11%) and $36.2 million (26%) compared to the corresponding periods of 1993. Income from continuing operations for the first nine months and third quarter of 1994 included net after tax gains from investment transactions aggregating
$10.8 million and $6 million compared to $30.5 million and $9.3 million in the comparable periods of 1993. In the first nine months and third quarter of 1994 Transamerica's income from continuing operations before investment transactions decreased $17.4 million (5%) and $32.9 million (25%) from the comparable periods of 1993 due primarily to decreases in real estate services and consumer lending operating results and higher unallocated expenses. Partially offsetting these declines were improvements in commercial lending, life insurance, leasing and asset management operating results. Income from continuing operations before investment transactions for the first nine months and third quarter of 1993 included a $36 million after tax writedown of repossessed rent-to-own rental stores in commercial lending, charges totaling $24.7 million after tax primarily for the restructuring of the commercial lending and real estate services operations and for the realignment of certain corporate-wide administrative functions and an $8.4 million revaluation of the deferred tax liability. These items were offset by a $94.2 million tax benefit from the satisfactory resolution of prior years' tax matters. Excluding the aforementioned 1993 items, income from continuing operations before investment transactions for the first nine months of 1994 increased $7.7 million (3%) whereas the third quarter of 1994 decreased $7.8 million (7%) compared to the adjusted amounts for the corresponding 1993 periods. Included in adjusted income from continuing operations before investment transactions for the first nine months and third quarter of 1993 was a $4.8 million charge comprising the effect of the 1993 retroactive one percent federal tax rate increase.

     Gain (loss) on investment transactions, pretax, included in consolidated revenues, comprises (amounts in millions):

                                     Nine months ended   Three months ended
                                       September 30,       September 30,
                                        1994    1993        1994    1993

Net gain on sale of investments        $43.0   $130.1      $19.7   $42.5
Adjustment for impairment in value     (17.5)   (59.0)      (7.7)  (12.4)
Accelerated amortization of deferred
  policy acquisition costs              (8.9)   (24.2)      (2.8)  (15.4)
                                       _____   ______      _____   _____
                                       $16.6   $ 46.9      $ 9.2   $14.7
                                       =====   ======      =====   =====


     As required by generally accepted accounting principles, the amortization of deferred policy acquisition costs was accelerated due to gains realized on the sale of certain investments. The accelerated amortization of deferred policy acquisition costs related to universal life and interest-sensitive insurance products has been included in investment transactions as an offset to the gains from the sale of investments allocated to those products. Investment transactions also reflected downward adjustments primarily for impairment in the value of certain nonperforming fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure. The net gain on sale of investments was higher in 1993 primarily because of bond call activity.

     Transamerica Corporation's continuing operations, principally through its life insurance subsidiaries, maintain an investment portfolio which aggregated $22.7 billion at September 30, 1994. Of this amount $21.1 billion is invested in fixed maturities. At September 30, 1994, 95.9% of the fixed maturities was rated as "investment grade" with an additional 3.1% rated in the BB category or its equivalent. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $18.3 million at September 30, 1994 compared to $31.1 million at December 31, 1993. Provision for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $101.1 million at September 30, 1994 and $104 million at December 31, 1993.

     Additionally, $516.9 million (2.3% of the investment portfolio), net of allowance for losses of $54.7 million, was invested in mortgage loans and real estate including $387.9 million in commercial mortgage loans, $31.9 million in residential mortgage loans, $106.4 million in real estate investments and $45.4 million in foreclosed real estate. Foreclosed commercial real estate decreased $7.8 million (14.7%) from December 31, 1993 to September 30, 1994 due primarily to the sale of foreclosed properties. Problem loans, defined as delinquent loans and restructured loans yielding less than 8%, totaled
$11.3 million at September 30, 1994. Problem loans decreased $7.2 million from December 31, 1993 to September 30, 1994. Allowances for possible losses of $54.7 million at September 30, 1994 and $70.7 million at December 31, 1993 have been established to cover possible losses from mortgage loans and real estate investments.

     The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, Transamerica hedges some of its interest rate risk with financial instrument derivatives. Such derivatives comprise primarily interest rate swap agreements and interest rate floor agreements. While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1994, the interest rate swap and floor agreements are with banks rated A or better by one or more of the major credit rating agencies.

     Transamerica enters into interest rate floor agreements, which provide for the receipt of payments in the event interest rates fall below specified levels, interest rate swap agreements, which generally provide that one party pays interest at a floating rate and the other party pays interest at a fixed rate. Interest rate floors are intended to mitigate the Company's risk of reinvesting the cash flow it receives from calls and redemptions on its investment portfolio at lower interest rates. Interest rate swap agreements are intended to help the Company to more closely match the cash flow received from its assets to the payments on its liabilities.

     The interest rate floor contracts and certain of the interest rate swap contracts are designated as hedges of a portion of the investment portfolio and to the extent those investments are marked to market, the hedge agreements are also marked to market. At September 30, 1994, such interest rate swap contracts comprise agreements in which Transamerica receives floating rate interest and pays a weighted average fixed rate of 6.81% on an aggregate notional amount of $181.8 million, and agreements whereby it receives fixed rate payments, at a weighted average rate of 5.81%, and pays floating rate interest to the contracting party on the aggregate notional amount of $176.3 million. The interest rate floor agreements at September 30, 1994 were on an aggregate notional amount of $560.5 million with a weighted average interest rate of 6.22%. The fair value of these agreements at September 30, 1994, determined on a net present value basis, was a net benefit from counterparties of $3.2 million comprising a gross benefit of $9.8 million and a gross obligation of $6.6 million. The effect of marking these asset hedges to market is a $9.6 million unrealized after tax loss which is included in shareholders' equity.

     The remaining interest rate swap contracts are designated and accounted for as hedges of a portion of Transamerica's liabilities and outstanding indebtedness. These agreements are accounted for as hedges, and their cost is amortized over the shorter of the lives of the contracts or the lives of the related liabilities. At September 30, 1994, such contracts comprise agreements in which Transamerica pays floating rate interest and receives fixed rate payments, at a weighted average rate of 6.04%, on an aggregate notional amount of $696.5 million; agreements whereby it makes fixed rate payments, at a weighted average interest rate of 7.13%, and receives floating rate interest on an aggregate notional amount of $780.7 million; and agreements whereby it makes floating rate payments referenced to one index and receives floating rate interest referenced to another index on an aggregate notional amount of $210 million. The net present value of these interest rate swap agreements, which offset changes in the fair value of the hedged liabilities and indebtedness, which in accordance with generally accepted accounting principles are also carried at amortized cost, was a net obligation to counterparties of $18.7 million, comprising a gross obligation of $32.3 million and a gross benefit of $13.6 million.

     In the first quarter of 1994 Transamerica adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This new standard requires Transamerica to report at fair value those investments which it does not have the positive intent and ability to hold to maturity. To the extent the securities marked to fair value relate to interest sensitive insurance products an adjustment to deferred policy acquisition costs is also made. The effect of these adjustments, net of federal income taxes, is recorded in a separate component of shareholders' equity. There is no effect on the income statement. All of Transamerica's investments in debt securities have been classified as available for sale at September 30, 1994.

     The net unrealized gain/loss from investments marked to fair value, after related taxes and deferred acquisition cost adjustments, which is included in shareholders' equity decreased $228.7 million during the nine months ended September 30, 1994 and increased $42.3 million during the first nine months of 1993. The net unrealized gain decreased $177.3 million and increased $22.7 million during the third quarters of 1994 and 1993. As discussed in the preceding paragraph, Transamerica in 1994 adopted Statement of Financial Accounting Standards No. 115. Accordingly, activity in 1994 and 1993 is not comparable.

     Changes in the earnings, capital requirements and liquidity of the Corporation's consolidated operations are best understood by considering the Corporation's separate business segments, which are discussed below.

                            REVENUES AND INCOME BY LINE OF BUSINESS
                                  Nine months ended September 30,             Third quarter
                                  Revenues                 Income                 Income
                             1994        1993         1994        1993        1994      1993
                                                 (Amounts in millions)

Consumer lending           $  515.1    $  489.4      $ 68.4      $ 71.8      $ 22.7    $ 24.1
Commercial lending            281.1       277.9        38.5       (16.7)       13.1     (33.4)
Leasing                       456.6       297.2        45.1        37.6        16.4      10.7
Amortization of goodwill                               (9.8)       (9.8)       (3.3)     (3.3)
                           ________    ________      ______      ______      ______    ______
Finance                     1,252.8     1,064.5       142.2        82.9        48.9      (1.9)

Life insurance              2,474.8     2,248.5       192.9       194.6        71.0      60.4

Real estate services          227.4       230.6        48.9        61.1         8.4      21.9
Asset management               31.5        34.0         2.9        (0.5)        1.3      (0.6)
Amortization of goodwill                               (1.3)       (1.3)       (0.4)     (0.5)
                           ________    ________      ______      ______      ______    ______
Real estate services
  and asset management        258.9       264.6        50.5        59.3         9.3      20.8

Unallocated investment
  transactions, interest
  and expenses, less
  related income taxes         (2.0)       (5.9)      (71.3)       14.6       (24.3)     61.8
Consolidation elimina-
  tions                       (14.8)
                           ________    ________      ______      ______      ______    ______
Total revenues and
  income from continuing
  operations               $3,969.7    $3,571.7      $314.3      $351.4      $104.9    $141.1
                           ========    ========      ======      ======      ======    ======


Consumer Lending


     Consumer lending net income for the first nine months and third quarter of 1994 was $68.3 million and $22.7 million compared to $71.7 million and $24.1 million for the comparable periods of 1993. Consumer lending income, before the amortization of goodwill, for the first nine months and third quarter of 1994 decreased $3.4 million (5%) and $1.4 million (6%) from the first nine months and third quarter of 1993. Excluding a $5.3 million benefit ($3.1 million after tax) recorded in the second quarter of 1993 from the reversal of reserves related to a 1990 securitization and sale of receivables, income for the first nine months of 1994 decreased $300,000 (-%). The decrease for the first nine months of 1994 resulted from increased operating expenses and an increased provision for losses on receivables that more than offset higher revenues and lower interest expense. The decrease for the third quarter of 1994 resulted from increased interest and operating expenses and an increased provision for losses on receivables that more than offset higher revenues.

     Revenues increased $25.7 million (5%) and $10.1 million (6%) in the first nine months and third quarter of 1994 over the corresponding periods of 1993 mainly due to increased finance charges resulting from higher average finance receivables outstanding and higher fees due to an increased volume of real estate secured loans.

     Interest expense for the first nine months of 1994 declined $100,000
(-%) from the corresponding period of 1993 due to a lower average interest rate on long-term debt as a result of the maturity of certain high-coupon debt replaced at lower rates, which more than offset the increase in short-term rates and the cost of increased borrowings as a result of the higher level of receivables outstanding. Interest expense for the third quarter of 1994 increased $4.3 million (7%) over the third quarter of 1993 mainly due to increased borrowings as a result of the higher level of receivables outstanding. Operating expenses for the first nine months and third quarter of 1994 increased $20.9 million (15%) and $3.3 million (7%) over the corresponding periods of 1993. Excluding the $5.3 million reserve reversal recorded in the second quarter of 1993, operating expenses in the first nine months of 1994 increased $15.6 million (11%). The increases were mainly due to an increase in the number of branches, from 536 at September 30, 1993 to 565 at September 30, 1994, and costs of developing new loan information systems to handle additional loan products. The provision for losses on receivables for the first nine months and third quarter of 1994 increased
$15 million (33%) and $7.8 million (51%) due to increased credit losses and increased growth in net finance receivables over the corresponding periods of 1993. Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.90% and 2.01% for the first nine months and third quarter of 1994 compared to 1.56% for both the first nine months and third quarter of 1993. Credit losses increased in the first nine months of 1994 mainly due to continued sluggishness in the California economy and a continued weak California real estate market. Any change in the trend of credit losses is somewhat dependent upon overall changes in economic conditions and the California real estate market. The outlook in both areas remains uncertain.

     Net consumer finance receivables at September 30, 1994 included
$3.2 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 47% are located in California. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $85.6 million (2.04% of finance receivables outstanding) at September 30, 1994 compared to $78.8 million (2.01% of finance receivables outstanding) at December 31, 1993. Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at September 30, 1994 and December 31, 1993.

     Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $236.5 million at September 30, 1994 compared to $214.7 million at December 31, 1993. The increase primarily reflects higher inventory in California due to California's continuing weak real estate market and resultant longer disposal times. Since future improvement may be impacted by factors such as economic conditions and the state of the real estate market, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

Commercial Lending

     Commercial lending net income for the first nine months and third quarter of 1994 was $30.4 million and $10.4 million compared to net losses of
$24.8 million and $36.1 million for the comparable periods of 1993.
Commercial lending income, before the amortization of goodwill, for the first nine months and third quarter of 1994 increased $55.2 million and
$46.5 million over the corresponding periods in 1993. Results for the 1993 periods included: (i) a $50 million ($36 million after tax) provision to reduce the net carrying value of repossessed rent-to-own stores to their estimated realizable value; (ii) an $8.8 million after tax charge for the restructuring of the commercial lending unit's infrastructure; (iii) a
$4.2 million after tax provision for anticipated legal and other costs associated with the runoff of the liquidating portfolios; (iv) a $4.2 million tax benefit from the resolution of prior years' tax matters; and (v) a tax benefit of $1.4 million due to the one percent federal tax increase applied to
deferred taxes.   Excluding the aforementioned items, commercial lending
income, before the amortization of goodwill, for the first nine months and third quarter of 1994 increased $11.8 million (44%) and $3.1 million (31%) over the corresponding periods of 1993. These improvements were primarily due to a lower provision for losses on receivables and stronger margins during 1994. Stronger margins were a result of the higher spread between the indices at which the commercial lending operation lends to customers and the indices at which funds are borrowed.

     Revenues in the first nine months and third quarter of 1994 increased $3.2 million (1%) and $5.6 million (6%) over the corresponding periods of 1993. This was primarily a result of increased yields during the second and third quarters of 1994 attributable to rising interest rates.

     Interest expense declined $900,000 (1%) compared to the first nine months of 1993 primarily as a result of lower average borrowings. Interest expense increased $4 million (15%) during the third quarter of 1994 compared to the third quarter of 1993 as a result of the current rising interest rate environment. Operating expenses declined $21.2 million (15%) and $19 million (30%) during the first nine months and third quarter of 1994 from the same periods in 1993 due mainly to the previously described third quarter 1993 restructuring charge and provision for anticipated legal and other costs associated with the runoff of the liquidating portfolio, aggregating
$21.5 million. Expenses in the third quarter of 1994 include a $9 million ($5.5 million after tax) charge for the relocation of the corporate home office, partially offset by the valuation reversal from the sale of the repossessed rent-to-own stores. In September 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores with a net carrying value of $17.7 million for $23 million. The effect of the transaction resulted in a $5.3 million ($4 million after tax) reversal of a valuation allowance no longer required. Excluding the items discussed above, operating expenses decreased $3.4 million (3%) and $1.2 million (3%) in the first nine months and third quarter of 1994 from the corresponding 1993 periods primarily due to reduced expenses related to the management of the liquidating portfolios. The provision for losses on receivables in the first nine months and third quarter of 1994 were $10.7 million (40%) and $1.8 million (27%) less than in the comparable periods in 1993 due to lower credit losses, and lower delinquent and nonearning receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.24% and 0.18% for the first nine months and third quarter of 1994 compared to 1.27% and 1.81% for the comparable periods of 1993.

     Net commercial finance receivables outstanding increased $106.4 million (4%) from December 31, 1993 to September 30, 1994. Growth in the core businesses of inventory finance, business credit and insurance finance increased $146.8 million (5%) which more than offset the decline in the liquidating portfolios. Management has established an allowance for losses equal to 2.94% of net commercial finance receivables outstanding as of September 30, 1994 compared to 2.71% at December 31, 1993.

     Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $21.5 million (0.69% of receivables outstanding) at September 30, 1994 compared to $28.9 million (0.96% of receivables outstanding) at December 31, 1993.

     Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $28.1 million (0.91% of receivables outstanding) at September 30, 1994 compared to $33.6 million (1.12% of receivables outstanding) at December 31, 1993.

     Assets held for sale as of September 30, 1994 totaled $27.2 million, net of a $71.1 million valuation allowance, and consisted of rent-to-own finance receivables of $86.8 million and other repossessed assets of $11.5 million.
In September 1994, commercial lending sold its repossessed rent-to-own stores. Assets held for sale at December 31, 1993 totaled $90.1 million, net of a $157 million valuation allowance, and comprised rent-to-own finance receivables of $120.5 million, repossessed rent-to-own stores of $107.2 million and other repossessed assets of $19.4 million. Of the rent-to-own finance receivables, $25.5 million were classified as both delinquent and nonearning at September 30, 1994 compared to $27.5 million at December 31, 1993.

Leasing

     As previously discussed, on March 15, 1994, the leasing operation purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1,051 million in cash. The acquired fleet of standard containers and tank containers totaled 363,000 units. The transaction has been accounted for as a purchase and the operations of the businesses acquired have been included in the results of the leasing operation from the date of acquisition.

     Leasing net income for the first nine months and third quarter of 1994 was $43.6 million and $15.9 million compared to $36.1 million and $10.2 million for the comparable periods of 1993. Leasing income, before the amortization of goodwill, for the first nine months and third quarter of 1994 increased $7.5 million (20%) and $5.7 million (52%). Included in the 1993 results was a $4.3 million tax provision for the revaluation of the deferred tax liability. Excluding the effects of this adjustment, leasing income increased $3.2 million (8%) and $1.4 million (9%) for the first nine months and third quarter of 1994 compared to the corresponding periods of 1993. The increases were primarily due to a larger fleet size, more on-hire rail trailer and chassis units and an increased finance lease portfolio, partially offset by lower utilization and rates in the standard container line, and lower gains on disposal of units for the nine month period.

     Revenues for the first nine months and third quarter of 1994 increased $159.4 million (54%) and $67.6 million (65%) over the corresponding 1993 periods. The increases were due to the Tiphook acquisition of standard and tank containers, a larger fleet of new standard and refrigerated containers, more on-hire rail trailer and chassis units and a larger finance lease portfolio.

     Expenses increased $153.6 million (67%) and $65.6 million (82%) in the first nine months and third quarter of 1994 over 1993's first nine months and third quarter mainly due to higher ownership and operating costs of a larger fleet.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% for both the first nine months and third quarter of 1994 compared to 82% and 83% for the first nine months and third quarter of 1993. Rail trailer utilization was 91% for both the first nine months and third quarter of 1994 compared to 89% and 92% for the first nine months and third quarter of 1993. European trailer utilization was 96% and 95% for the first nine months and third quarter of 1994 compared to 88% and 89% for the first nine months and third quarter of 1993.

Real Estate Services

     Real estate services comprise Transamerica's real estate tax, property management and other services.

     Net income for the first nine months and third quarter of 1994 was $48.8 million and $8.3 million compared to $61 million and $21.8 million for the comparable periods of 1993. Income for the first nine months and third quarter of 1994 decreased $12.2 million (20%) and $13.5 million (62%) from the corresponding periods of 1993 primarily due to a significant decline in new tax service contracts caused by lower mortgage refinancings resulting from higher interest rates.

     Revenue for the first nine months and third quarter of 1994 decreased $3.2 million (1%) and $22 million (26%) from the comparable periods of 1993 primarily due to a decline in new tax service contracts.

Life Insurance

     Net income for the third quarter of 1994 increased $10.6 million (18%) compared to the third quarter of 1993 whereas net income for the first nine months of 1994 decreased $1.7 million (1%) compared to the corresponding period in 1993. Net income included net after tax gains from investment transactions totaling $13.2 million and $6.1 million in the first nine months and third quarter of 1994 compared to $34.3 million and $9.3 million in the same 1993 periods. Income before investment transactions increased
$19.4 million (12%) and $13.7 million (27%) in the first nine months and third quarter of 1994 over the comparable periods of 1993. The individual life insurance, structured settlements, living benefits, group pension, reinsurance and foreign lines all experienced increases in income for the first nine months of 1994, excluding net gains from investment transactions, resulting primarily from asset growth, improved or maintained interest spreads and expense control. Income before investment transactions for the first nine months and third quarter of 1993 also included a $3.6 million charge for the retroactive effect of the 1 percent increase in the federal income tax rate on the deferred tax liability.

     Investment transactions for the first nine months and third quarter of 1994 included after tax gains of $26.8 million and $13.1 million realized on the sale of investments compared to $80.5 million and $26.7 million for the corresponding periods of 1993. As required by generally accepted accounting principles, the amortization of deferred policy acquisition costs was accelerated due to the investment gains by $5.8 million and $1.8 million in the first nine months and third quarter of 1994 compared to $15.7 million and $9.8 million in the corresponding periods of 1993. The accelerated amortization of deferred policy acquisition costs has been included in investment transactions as an offset to the related gain. Investment transactions in the first nine months and third quarter of 1994 also reflected downward adjustments of $7.7 million and $5 million, primarily for impairment in the value of certain nonperforming fixed maturity investments. Such downward adjustments were $30.5 million and $7.7 million in the first nine months and third quarter of 1993.

     Premiums and related income increased $234.6 million (26%) and $101.5 million (34%) for the first nine months and third quarter of 1994 compared to the corresponding periods in 1993 primarily due to higher sales of annuity products, growth in traditional life insurance, an increase in reinsurance assumed and an increase in charges on interest-sensitive policies.

     Net investment income for the first nine months and third quarter of 1994 increased $24.1 million (2%) and $9.4 million (2%) over the comparable 1993 periods due primarily to increased investments. Net investment income for the first nine months and third quarter of 1994 included a $6.4 million and $0.8 million addition to investment income related to the accelerated accretion of discounts on securities called or expected to be called. Net investment income for the first nine months and third quarter of 1993 included a $40.6 million and $17 million addition to investment income related to the accelerated accretion of discounts on securities called or expected to be called. The 1993 amounts were offset in part by charges of $15.9 million and $1.3 million in the first nine months and third quarter of 1993 that are included in other expenses and are discussed in the following paragraph. Investment income for the first nine months of 1993 also included a $4.7 million reversal of accrued investment income on defaulted securities.

     Life insurance benefits and expenses in the first nine months and third quarter of 1994 increased $233.7 million (12%) and $99.3 million (15%) compared to the corresponding periods of 1993 principally due to increases in policy reserves and benefits paid or provided attributable to the larger base of life insurance and annuities in force, higher commission expense on increased life insurance premiums and annuity considerations, and higher amortization of deferred policy acquisition costs (exclusive of accelerated amortization related to investment gains). Other expenses include charges of $15.9 million in the first nine months of 1993 primarily attributable to a provision for the realignment and relocation of certain back office support functions, anticipated guaranty fund assessments and the establishment of an allowance for possible loss related to the 1991 sale of a business unit.
Other expenses for the third quarter of 1993 included a charge of $1.3 million for anticipated guaranty fund assessments.

     Cash provided by operations for the first nine months of 1994 was $300.5 million which was $185.4 million (38%) below the 1993 amount primarily as a result of the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. The company continues to maintain a sufficiently liquid portfolio to cover its operating requirements, with remaining funds being invested in longer term securities.

Asset Management

     Asset management net income for the first nine months and third quarter of 1994 was $1.7 million and $900,000 compared to net losses of $1.7 million and $1.1 million for the comparable periods of 1993. Income, before goodwill amortization, for the first nine months and third quarter of 1994 was $2.9 million and $1.3 million compared to losses of $500,000 and $600,000 for the comparable periods of 1993. The improvement was due primarily to lower operating expenses within the mutual fund business. As previously discussed, on October 15, 1994, Transamerica entered into an agreement to sell its mutual fund subsidiary, Transamerica Fund Management Company, for gross proceeds of approximately $100 million. The transaction is expected to close by year end and will result in a small gain.

Unallocated Investment Transactions, Interest and Expenses

     Unallocated investment transactions, interest and expenses, after related income taxes, for the first nine months and third quarter of 1994 increased $85.9 million and $86.1 million from the corresponding periods of

1993. The first nine months and third quarter of 1993 included a tax benefit of $90 million for the reversal of certain tax reserves offset in part by a $4 million after tax provision for restructuring corporate-wide administrative functions, a $3 million additional after tax provision to increase the supplemental (nonqualified) pension liability and the $3.8 million revaluation of the deferred tax liability. Excluding the aforementioned items, unallocated investment transactions, interest and expenses increased $6.7 million (10%) and $6.9 million (39%) in the first nine months and third quarter of 1994 over the corresponding periods of 1993. The increases were primarily due to higher costs, principally salary and benefits, as a result of centralizing certain administrative functions and a lower tax benefit as a result of the Corporation's normal method of allocating income taxes to the subsidiaries.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           EX-11 Statement Re: Computation of Per Share Earnings. EX-12 Computation of Ratio of Earnings to Fixed Charges. EX-27 Financial Data Schedule.

     (b)   Reports on Form 8-K.  None.


                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)

Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  November 10, 1994