Form 10-K
period 1994-12-31
TRANSAMERICA CORP
filed 1995-03-28
CIK 99189

Page 1
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

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

    9-1/8% Cumulative Monthly Income            New York Stock Exchange
    Preferred Securities, Series A*
      *Issued by Transamerica Delaware, LP, and guaranteed by Transamerica Corporation


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

     Aggregate market value of Common Stock, $1 par value, held by nonaffil-iates of the registrant as of the close of business at February 28, 1995:
$3,777,377,854.

     Number of shares of Common Stock, $1 par value, outstanding as of the close of business on February 28, 1995: 69,180,828.

                    Documents incorporated by reference:

     Portions of the Transamerica Corporation 1994 Annual Report to Shareholders are incorporated by reference into Parts I and II. With the exception of those portions which are incorporated by reference, the Trans-america Corporation 1994 Annual Report is not deemed filed as part of this Report.

     Portions of the Proxy Statement of Transamerica Corporation dated March 17, 1995 are incorporated by reference into Part III. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year.)

                              TABLE OF CONTENTS


                                                                       Page
                                                                       ____

Part I:
  Item  1.  Business .................................................   3
  Item  2.  Properties ...............................................  21
  Item  3.  Legal Proceedings ........................................  22
  Item  4.  Submission of Matters to a Vote of Securities Holders ....  22
  Item 4A.  Executive Officers of the Registrant .....................  22

Part II:
  Item  5.  Market for Registrant's Common Equity and Related Stock-
            holder Matters ...........................................  22
  Item  6.  Selected Financial Data ..................................  22
  Item  7.  Management's Discussion and Analysis of Financial Condi-
            tion and Results of Operations ...........................  23
  Item  8.  Financial Statements and Supplementary Data ..............  23
  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ......................  23
Part III:
  Item 10.  Directors and Executive Officers of the Registrant .......  23
  Item 11.  Executive Compensation ...................................  26
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management ...............................................  26
  Item 13.  Certain Relationships and Related Transactions ...........  26

Part IV:
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K .................................................  26

                                   PART I
ITEM I.  BUSINESS

     Transamerica Corporation is a financial services organization which engages through its subsidiaries in consumer lending, commercial lending, leasing, life insurance, real estate services and asset management. Transamerica was incorporated in Delaware in 1928.

     On March 15, 1994, Transamerica acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations") for $1,061,441,000 in cash. Transamerica assumed certain specified liabilities of the Container Operations including trade accounts payable. Transamerica did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The initial financing of the acquisition was provided through short-term bank loans which have been repaid and refinanced with long-term debt.

     On April 13, 1994, Transamerica sold its remaining 21% ownership interest in Sedgwick Group plc. Proceeds from the sale were $326,395,000, resulted in no gain or loss and were used by Transamerica to purchase 4,500,000 shares of its common stock and reduce debt.

     On December 21, 1994, Transamerica sold its mutual fund subsidiary, Transamerica Fund Management Company, for gross proceeds of $100,000,000. The transaction resulted in an after tax gain of $4,857,000.

     In 1993 Transamerica sold its former property and casualty insurance subsidiary, Transamerica Insurance Group, through an initial public offering in April 1993 and a secondary offering in December 1993. Proceeds from the sales of stock, after underwriting discounts and issuance costs, totaled $1,031,788,000. The proceeds were used to reduce indebtedness, including $409,296,000 incurred to fund cash transactions with the property and casualty insurance operation in connection with the initial public offering, and to commence a common stock purchase program.

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

     Information concerning Transamerica's investment portfolio is incorporated herein by reference to "Investment Portfolio" on pages 60 and 61 and "Note E. Financial Instruments" on pages 70 through 75 of the Transamerica Corporation 1994 Annual Report.

BUSINESS SEGMENT INFORMATION

     "Note G. Business Segment Information" on page 77 of the Transamerica Corporation 1994 Annual Report is incorporated herein by reference.

     The business activities of Transamerica's principal subsidiaries are more fully described below.

FINANCE

     The Corporation's finance services are provided by Transamerica Finance Group, Inc. ("Transamerica Finance Group"), which conducts the consumer lending, commercial lending and leasing operations.

     During 1990 Transamerica Finance Group entered into a five-year arrangement in which it securitized a $375,000,000 participation interest in a pool of its insurance premium finance receivables. The company also securitized $430,000,000 of residential real estate secured consumer finance receivables in 1990, none of which were outstanding at December 31, 1994. These securitizations, which have been accounted for as sales, allowed Transamerica Finance Group to improve its capital management and liquidity.
At December 31, 1994, $375,000,000 of securitized insurance premium finance receivables remained outstanding. The consumer and commercial lending operations continued to service these portfolios and remained partially at risk through limited recourse provisions as long as such receivables remained outstanding. The term "owned and serviced" is used herein to describe Transamerica Finance Group's receivables portfolio and the securitized receivables.

     Consumer Lending

     Transamerica Finance Group's consumer lending services are provided by Transamerica Financial Services, based in Los Angeles, California, which has 568 branch lending offices. Branch offices are located in the United States (549 in 41 states), Canada (13) and the United Kingdom (6). The consumer lending operation makes both real estate secured and unsecured loans to individuals. Customers typically borrow to consolidate debt, finance home remodeling, pay for their children's college educations, make major purchases, take vacations, and for other personal uses.

     The consumer lending operation offers three principal loan products: fixed rate real estate secured loans, revolving real estate secured lines of credit and personal loans. The company's primary business is making fixed rate home equity loans that generally range up to $200,000. Of the company's net finance receivables outstanding at December 31, 1994, 81% are secured by residential properties. Of the company's net finance receivables secured by residential properties, 64% are secured by first mortgages. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination. Since 1991, the consumer lending operation has continued to broaden its receivable portfolio by expanding its revolving real estate secured lines of credit, its unsecured personal loan business and its purchase from dealers of retail finance contracts covering principally appliances, furniture and services.

     The following table sets forth certain statistical information relating to the consumer lending operation's finance receivables for the years indicated.

                                                        Years Ended December 31,
                                     ______________________________________________________________
                                        1994         1993         1992         1991         1990
                                                    (Dollar amounts in thousands)
Volume of finance receivables
    acquired:
  Instalment loans:
    Secured by residential
      real estate(1) ..............  $1,708,806   $1,039,394   $1,120,549   $1,308,941   $1,800,204
    Other(2) ......................     623,619      524,241      436,521      310,607      276,240
                                     __________   __________   __________   __________   __________
                                      2,332,425    1,563,635    1,557,070    1,619,548    2,076,444
  Other finance receivables(3) ....      72,708       29,181        4,843        5,310        5,773
                                     __________   __________   __________   __________   __________
      Total .......................  $2,405,133   $1,592,816   $1,561,913   $1,624,858   $2,082,217
                                     ==========   ==========   ==========   ==========   ==========
Finance receivables outstanding
    at end of year:
  Instalment loans:
    Secured by residential
      real estate(1) ..............  $3,522,966   $3,295,346   $3,353,918   $3,357,842   $3,053,210
    Other(2) ......................     758,798      595,284      482,819      334,304      291,248
                                     __________   __________   __________   __________   __________
                                      4,281,764    3,890,630    3,836,737    3,692,146    3,344,458
  Other finance receivables(3) ....      58,197       22,276        6,355        7,503        9,193
                                     __________   __________   __________   __________   __________
                                      4,339,961    3,912,906    3,843,092    3,699,649    3,353,651
  Less unearned finance charges
    and insurance premiums ........     197,975      185,150      181,554      170,135      156,798
                                     __________   __________   __________   __________   __________
  Net finance receivables - owned .   4,141,986    3,727,756    3,661,538    3,529,514    3,196,853
  Net finance receivables securi-
    tized, sold and serviced(4) ...                   59,437      125,832      233,474      394,597
                                     __________   __________   __________   __________   __________
  Net finance receivables owned
    and serviced ..................  $4,141,986   $3,787,193   $3,787,370   $3,762,988   $3,591,450
                                     ==========   ==========   ==========   ==========   ==========
Allowance for losses at end of
  year(5) .........................  $  117,218   $  107,175   $  107,183   $  107,235   $  102,349
Ratio to outstandings less
    unearned finance charges and
    insurance premiums:
  Owned ...........................       2.83%        2.83%        2.83%        2.85%        2.85%
  Owned and serviced ..............       2.83%        2.83%        2.83%        2.85%        2.85%
Provision for credit losses
  charged to income ...............  $   82,230   $   63,946   $   48,897   $   42,214   $   35,617

Credit losses (net of recoveries):
  Real estate secured instalment
    loans(6) ......................  $   46,910   $   45,229   $   29,250   $   24,217   $   20,143
  Non-real estate secured
    receivables(7) ................      28,350       19,201       16,424        9,670        5,642
Ratio to average net finance
    receivables outstanding(8):
  Owned ...........................       1.93%        1.68%        1.21%        0.98%        0.79%
  Owned and serviced ..............       1.93%        1.69%        1.21%        0.92%        0.79%


_______
     (1) The 1994 increase was mainly due to favorable results from new real estate loan products and an improving real estate market other than in California. The 1994 volume also included $117,000,000 of purchased receivables. The 1993 and 1992 decreases were mainly due to sluggishness in the domestic economy and a weak real estate market, particularly in California. Volume includes $491,236,000 in 1990 related to the purchase of NOVA Financial Services on July 17, 1990 (real estate - $458,650,000, other - $32,586,000).

     (2) The increases since 1990 reflect general expansion in consumer lending's program of non-real estate secured loans.

     (3) The increases in 1994 and 1993 resulted from expansion in the retail finance contract business, which consists of purchasing retail finance contracts from dealers principally on appliances, furniture and services. The 1994 volume included $7,855,000 of purchased contracts.

     (4) In December 1990, $430,000,000 of real estate secured receivables were securitized and accounted for as a sale. These receivables were completely run off in 1994.

     (5) The 1993, 1992, 1991 and 1990 amounts included an allowance for losses of $1,680,000, $3,561,000, $6,654,000 and $11,239,000 on the
securitized, sold and serviced portfolio. These amounts are reported in other liabilities in the consolidated balance sheet. The decreases were due to credit losses sustained and the runoff, completed in 1994, of the securitized receivables.

     (6) The increases since 1990 resulted mainly from the continued weak California real estate market. With the adoption in the fourth quarter of 1992 of a required new accounting rule, losses on the disposal of repossessed assets, which amounted to $7,314,000 in 1994, $5,952,000 in 1993 and
$3,021,000 in 1992 were classified as operating expenses rather than as credit losses. Data for periods prior to the fourth quarter of 1992 have not been reclassified.

     (7) The increases since 1990 were caused by growth in the related receivables outstanding and, through 1993, by sluggishness in the domestic economy.

     (8) The changes in ratios were due to corresponding fluctuations in credit losses (see notes 6 and 7 above).

                            _____________________

     Delinquent Receivables. The following table shows the ratio of consumer finance receivables which are contractually past due 60 days or more to finance receivables outstanding for each category and in total for the years indicated:

                                                 As of December 31,
                                       _____________________________________
                                       1994    1993    1992    1991    1990
     Instalment loans:
       Secured by residential real
         estate .....................  1.78%   1.87%   1.85%   1.73%   1.48%
       Other(1) .....................  3.35    2.71    2.00    2.19    2.09
                                       _____   _____   _____   _____   _____
       Total instalment loans .......  2.06    2.00    1.87    1.77    1.53
     Other finance receivables ......  3.65    3.96    0.09    0.14
                                       _____   _____   _____   _____   _____
       Total - owned ................  2.08    2.01    1.87    1.77    1.53
     Securitized, sold and serviced .          2.47    2.15    1.95    1.17
                                       _____   _____   _____   _____   _____
       Total owned and serviced(2) ..  2.08%   2.02%   1.87%   1.78%   1.49%
                                       =====   =====   =====   =====   =====
_______
     (1) The increase in 1994 reflects the changing mix of products in the portfolio and the introduction of new products with higher delinquency experience.

     (2) The increases through 1993 were principally due to the sluggishness in the domestic economy and, in particular, the weakening in the California real estate market.
                              ________________

     Accounts in Foreclosure and Repossessed Assets. Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $226,119,000 at December 31, 1994 compared to $214,665,000 at December 31, 1993. The increase primarily reflects higher inventory in California due to California's continuing weak real estate market and resultant longer disposal times. Since future improvement may be impacted by factors such as economic conditions and the state of the real estate market, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

     Commercial Lending

     Transamerica Finance Group's commercial lending services are provided by three core business units: inventory finance, business credit and insurance premium finance. The commercial lending business operates from its base in Chicago, Illinois, as well as from 42 branch lending offices. Branch offices are located in the United States (19), Puerto Rico (13), Canada (5) and Europe
(5).  The lending activities of these core businesses are discussed below.

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

     Business credit consists of secured loans, primarily revolving, to manufacturers, distributors and selected service businesses, including financial service companies. The loans are collateralized and consist of credit lines typically from $5 million to $25 million with terms ranging from three to five years. Actual borrowings are limited to specified percentages of the borrower's inventory, receivables and other eligible collateral which are regularly monitored to ascertain that receivables outstanding are within approved limits and that the borrower is otherwise in compliance with the terms of the arrangement. The loans to financial service companies are secured by their respective finance receivable portfolios. The commercial lending operation manages its credit risk in this area by monitoring the quality of the borrower's loan portfolio and compliance with financial covenants.

     Insurance premium finance involves the financing of insurance premiums for businesses, generally at fixed rates for terms of less than one year. The receivables are secured by the commercial lending operation's right to cause the policies to be canceled and receive the unearned premiums. Credit risk is managed by requiring down payments from borrowers to mitigate the effects of possible delays in receiving unearned premiums in the event of policy cancellation and by monitoring the concentrations of potential return premiums among the insurance carriers and their financial condition.

     The relatively short-term nature of the company's financings enables the commercial lending operation to adjust its finance charges in response to competitive factors and changes in its costs. The interest rates at which the commercial lending operation borrows funds generally move more quickly than the rates at which it lends to customers. As a result, in rising interest rate environments, margins are normally compressed until changes in the prime lending rates are effected. Conversely, in declining interest rate environments, margins are generally enhanced. The commercial lending operation did not experience margin compression in the rising interest rate environment of 1994 primarily due to the rapid pace at which changes in its lending rates responded to other rate changes during the year.

     In 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores with a net carrying value of $17,666,000 and in 1990, sold its automobile fleet leasing operation which included $45,478,000 in finance receivables. Also in 1990, $375,000,000 of insurance premium finance receivables were securitized and accounted for as a sale.

     In 1992, the commercial lending operation purchased for cash a business credit portfolio consisting of twelve manufacturer/distributor accounts with a net outstanding balance of $134,000,000. In 1991, an inventory finance portfolio, which comprised lending arrangements with over 700 manufactured housing and recreational product dealers with a net balance outstanding of $290,604,000, was purchased for cash. These transactions were funded with short-term debt.

     The following table sets forth certain statistical information relating to the commercial lending operation's finance receivables for the years indicated.

                                                          Years Ended December 31,
                                     __________________________________________________________________
                                         1994          1993          1992         1991          1990
                                                       (Dollar amounts in thousands)
Volume of finance receivables
    acquired:
  Inventory finance(1) ............  $ 7,347,448   $ 6,773,720   $ 6,225,899   $5,570,486   $ 6,029,587
  Business credit(2) ..............    6,602,199     3,696,180     2,023,010    2,000,434     2,407,304
  Insurance premium finance(3) ....    1,813,157     1,967,242     1,732,615    1,761,820     1,452,742
                                     ___________   ___________   ___________   __________   ___________
    Core businesses ...............   15,762,804    12,437,142     9,981,524    9,332,740     9,889,633
  Other(4) ........................       74,860       170,705       427,909       84,139       194,338
                                     ___________   ___________   ___________   __________   ___________
    Total .........................  $15,837,664   $12,607,847   $10,409,433   $9,416,879   $10,083,971
                                     ===========   ===========   ===========   ==========   ===========
Finance receivables outstanding
    at end of year:
  Inventory finance(5) ............  $ 2,078,519   $ 1,959,757   $ 1,873,895   $1,928,670   $ 1,872,191
  Business credit(6)(7) ...........      654,966       553,859       575,984      288,776       968,216
  Insurance premium finance(8) ....      277,358       354,322       284,738      323,958       218,622
                                     ___________   ___________   ___________   __________   ___________
    Core businesses ...............    3,010,843     2,867,938     2,734,617    2,541,404     3,059,029
  Other(9) ........................       75,262       127,687       208,866      481,272       403,647
                                     ___________   ___________   ___________   __________   ___________
                                       3,086,105     2,995,625     2,943,483    3,022,676     3,462,676
  Less unearned finance charges ...       50,264        55,644        68,401       82,219       100,419
                                     ___________   ___________   ___________   __________   ___________
  Net finance receivables - owned .    3,035,841     2,939,981     2,875,082    2,940,457     3,362,257
  Net finance receivables securi-
    tized, sold and serviced(10) ..      374,461       374,512       374,478      374,169       373,973
                                     ___________   ___________   ___________   __________   ___________
  Net finance receivables owned
    and serviced ..................  $ 3,410,302   $ 3,314,493   $ 3,249,560   $3,314,626   $ 3,736,230
                                     ===========   ===========   ===========   ==========   ===========
Allowance for losses at end of
    year(11)(12)(13)...............  $    90,669   $    80,668   $    91,263   $  172,718   $   102,748
Ratio to outstandings less
    unearned finance charges:(13)
  Owned ...........................        2.96%         2.71%         3.14%        5.84%         3.03%
  Owned and serviced ..............        2.66%         2.43%         2.81%        5.21%         2.75%
Provision for credit losses
  charged to income(12) ...........  $    18,320   $    33,098   $    41,816   $  248,472   $   133,364

 Credit losses (net of
  recoveries)(14) .................  $     8,805   $    43,515   $   121,137   $  176,138   $   100,638
Ratio to average net finance
    receivables outstanding:(15)
  Owned ...........................        0.29%         1.49%         4.18%        5.82%         2.68%
  Owned and serviced ..............        0.26%         1.32%         3.71%        5.18%         2.57%



_______
     (1) The increases in 1994 and 1993 reflect the overall improvement in the economy and increased sales and marketing programs. Volume in 1991 includes $290,604,000 related to the purchase of lending arrangements with manufactured housing and recreational products dealers.

     (2) The increases in 1994 and 1993 primarily reflect a shift in focus from purchasing participations from other financial institutions to originating and selling participations in loans. As a result, volume and collections have increased. The 1992 amount includes $134,000,000 related to the purchase of a manufacturer/distributor business credit portfolio.

     (3) The decrease in 1994 primarily reflects increased market competition and the weak property and casualty insurance market. The increase in 1993 reflects the overall improvement in the economy and increased sales and marketing programs.

     (4) The 1994 and 1993 decreases were due to reduced receivable levels in the liquidating portfolios. The 1992 increase mainly reflects additional borrowings by customers in certain asset based lending lines, which were reclassified to the "other" category in 1991 (see note 6), prior to implementation or completion of work-out or liquidation arrangements. The decline in 1991 was due to the sale of the automobile fleet leasing operation in 1990.

     (5) The 1994 increase was due to increased volume in both consumer electronics and appliances, and home and recreational products. The 1993 increase was due to the increased volume, primarily in home and recreational products. The 1992 decrease was mainly due to faster paying customers resulting from implementation of stronger portfolio management procedures and efforts by certain borrowers to decrease the time that they hold inventory by using "just in time" delivery arrangements.

     (6) In 1991, the company decided to exit the rent-to-own finance business and reduce lending to certain asset based lending lines (formerly included in business credit) resulting in the reclassification at December 31, 1991 of net rent-to-own finance receivables totaling $221,247,000 to assets held for sale, which are included in other assets in the consolidated balance sheet, and the transfer of other receivables totaling $206,931,000 from business credit to the "other" category set forth under finance receivables outstanding. Prior year data have not been restated.

     (7) The 1994 increase resulted from a higher level of new business during the year. The 1992 increase includes the purchase of a $134,000,000 manufacturer/distributor business credit portfolio. The 1991 decrease was due principally to the reduction in rent-to-own finance receivables resulting from the de-emphasis during the year, repossession of rent-to-own stores, and the eventual decision to exit the business and to reduce lending to certain asset based lending lines (see note 6 regarding reclassification of receivables outstanding at December 31, 1991).




     (8) The 1994 decrease was due to reduced volume particularly late in the year. The 1993 increase was due to the increased volume. The 1992 decrease was due to a change in funding arrangements with one major customer.

     (9) The decreases since 1991 primarily reflect the liquidation of receivables from businesses being exited, including write offs in 1994, 1993 and 1992 of $367,000, $18,403,000 and $87,406,000. The 1991 increase was due to the reclassification of receivables to be liquidated resulting from the company's decision to reduce lending to certain asset based lending lines (see notes 6 and 7).

     (10) In 1990, $375,000,000 of insurance premium finance receivables were securitized and accounted for as a sale. The amounts of securitized receivables outstanding at year end are shown in the table under the caption "Net finance receivables securitized, sold and serviced."

     (11) Includes $938,000 of allowance for losses on the securitized, sold and serviced portfolio at each year end which is reported in other liabilities in the consolidated balance sheet.

     (12) The 1991 provision and allowance for losses at December 31, 1991 included $62,816,000 recorded as part of the special charge recognized as a result of the company's decision to reduce lending to certain asset based lending lines and to liquidate receivables remaining from previously sold businesses (see notes 6 and 7). The increased provision in 1991, excluding the special charge, was in response to increased credit losses and higher than normal delinquencies and nonearning receivables associated with the weak U.S. and Canadian economies.

     (13) The 1994 increase in the allowance for losses was primarily attributable to receivables growth in the core businesses. The 1993 and 1992 reductions in the allowance for losses as a percentage of receivables outstanding were attributable primarily to the write off of delinquent and nonearning receivables in 1993 and 1992, and to lower levels of delinquent and nonearning accounts in the remaining portfolio at December 31, 1993 and 1992. In 1991, the percentages were increased principally due to the decision to reduce lending to certain asset based lending lines and to liquidate receivables remaining from previously sold businesses (see note 12).

     (14) In 1994, 1993 and 1992, charges to the allowance for losses on finance receivables due to credit losses sustained decreased $34,710,000 (80%), $77,622,000 (64%) and $55,001,000 (31%). These decreases were caused mainly by decreases in delinquent and nonearning receivables resulting from improved economic conditions and stronger portfolio management procedures implemented in 1992 and the reclassification of certain receivables to assets held for sale in 1991. In 1991, credit losses increased $75,500,000 (75%) principally as a result of the depressed appliance and furniture rental and Canadian computer markets associated with the general downturn in the U.S. and Canadian economies.

     (15) The changes in ratios were due to corresponding fluctuations in credit losses (see note 14).

                            _____________________

     Delinquent Receivables. Effective in 1993, the policy used for determining delinquent receivables was revised to provide greater consistency among the commercial lending operation's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolios. Delinquent receivables are now defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due. Previously, delinquent receivables were generally defined as financed inventory sold but unpaid 30 days or more, the portion of business credit loans in excess of the approved lending limit and all other receivable balances contractually past due 60 days or more.

     The following table shows the ratio of delinquent commercial finance receivables to finance receivables outstanding for each category and in total as of the end of each of the years indicated. Delinquency ratios for 1992 and prior years have not been restated for the change in policy outlined above.

                                              As of December 31,
                                    ______________________________________
                                     1994    1993    1992    1991    1990

Inventory finance(1) ...........     0.11%   0.13%   0.82%   1.31%   3.42%
Business credit(1)(2) ..........        -       -    0.21    0.88   10.34
Insurance premium finance ......     0.51    0.54    0.57    1.03    2.02
                                    ______  ______  ______  ______  ______
  Core businesses ..............     0.12    0.15    0.66    1.22    5.51

Other(3) .......................    20.63   19.14   22.42   25.84   12.79
                                    ______  ______  ______  ______  ______
  Total - owned  ...............     0.62%   0.96%   2.21%   5.14%   6.36%
                                    ======  ======  ======  ======  ======
  Total owned and serviced .....     0.55%   0.86%   1.96%   4.57%   5.76%
                                    ======  ======  ======  ======  ======
_______
     (1) The decreases in 1992 and 1991 reflect write offs of delinquent accounts (and accounting reclassifications - see note 2), implementation of stronger portfolio management procedures and general improvement in the economy.

     (2) The decline in 1991 was due principally to rent-to-own finance receivables being reclassified to assets held for sale, and certain finance receivables being reclassified to the "other" category. These reclassifications resulted from the company's decision to exit the rent-to-own finance business and reduce its lending to certain asset based lending lines. Delinquency data exclude rent-to-own finance receivables which have been reclassified to assets held for sale. The 1990 data have not been restated.

     (3) Represents finance receivables retained from businesses sold or exited which are being liquidated and receivables reclassified in 1991 due to the company's decision to reduce lending to certain asset based lending lines (see note 2).
                            _____________________

     Nonearning Receivables. Effective in 1993, the policy used for determining nonearning receivables was revised to provide greater consistency among the commercial lending operation's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolios. Nonearning receivables are now defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Previously, nonearning receivables were defined as balances from borrowers in bankruptcy or litigation and other accounts for which full collectibility was doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $23,276,000 (0.75% of receivables outstanding) and $33,617,000 (1.12% of receivables outstanding) at December 31, 1994 and 1993. Those amounts exclude nonearning rent-to-own finance receivables which have been reclassified to assets held for sale.

     Assets Held for Sale. Assets held for sale at December 31, 1994 totaled $10,908,000, net of a $65,086,000 valuation allowance, and consisted of rent-to-own finance receivables of $72,381,000 and repossessed assets of $3,613,000. In 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores. Assets held for sale at December 31, 1993 totaled $90,114,000, net of a $156,985,000 valuation allowance, and comprised rent-to-own finance receivables of $120,469,000, repossessed rent-to-own stores of $107,227,000 and other repossessed assets of $19,403,000. At December 31, 1994, $24,495,000 of the rent-to-own finance receivables were classified as both delinquent and nonearning compared to $27,489,000 at December 31, 1993.

     Leasing

     Transamerica Leasing Inc. leases, services and manages containers, chassis and trailers around the world. The leasing operation is based in Purchase, New York and maintains 564 offices, depots and other facilities in 50 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines and motor carriers.

     On March 15, 1994, the leasing operation purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1,061,441,000. The acquired fleet of standard containers and tank containers totaled 363,000 units.

     In November 1992, the leasing operation sold its domestic over-the-road trailer business. Proceeds from the sale, which resulted in no gain or loss, totaled $191,000,000 and were used to reduce debt.

     At December 31, 1994, the leasing operation's fleet consisted of standard containers, refrigerated containers, domestic containers, tank containers and chassis totaling 685,400 units which are owned or managed, and leased from 526 depots worldwide; 39,300 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers; and 5,700 over-the-road trailers in Europe.

     At December 31, 1994 and 1993, 33% and 49% of the standard container, refrigerated container, domestic container, tank container and chassis fleet were on term lease or service contract minimum lease for periods of one to ten years. Also, at December 31, 1994 and 1993, 33% and 34% of the rail trailer fleet were on term lease or service contract minimum lease for periods of one to five years.

     The following table sets forth the leasing operation's fleet size, in units, for the years indicated:

                                              As of December 31,
                                 ___________________________________________
                                  1994     1993     1992     1991     1990

     Containers and chassis(1)   685,400  316,000  280,000  255,100  244,400
     Rail trailers ............   39,300   36,500   34,400   36,800   40,500
     European trailers ........    5,700    3,800    2,900    1,700      800

_______
     (1) The 1994 increase was largely due to the acquisition of substantially all of the operating assets of the container operations of Tiphook plc and the acquisition of new standard and refrigerated containers.

                              ___________________


     The following table sets forth the leasing operation's fleet utilization for the years indicated:

                                         Years Ended December 31,
                                       ____________________________
                                       1994  1993  1992  1991  1990

     Containers and chassis(1) .....    81%   83%   85%   89%   90%
     Rail trailers(2) ..............    92%   91%   84%   75%   79%
     European trailers(3) ..........    96%   89%   84%   83%   81%

_______
     (1) The 1994 and 1993 declines were due to slow economic growth in key European economies and Japan and, in 1994, the impact of the Tiphook fleet acquisition. The 1992 decline was due to a higher than expected industry-wide supply of equipment. The 1991 reduction resulted from a small decline in the rate of growth of world trade and a less favorable geographic balance of business.

     (2) The 1994, 1993 and 1992 increases were primarily due to higher domestic economic activity and because many shippers continued to move from trucks to rail transport for long-haul shipments and, in 1993 and 1992, due to a smaller industry fleet. The 1991 decline was due to reduced domestic economic activity.

     (3) The 1994 and 1993 increases were due to a greater number of units on long term lease and improvement in the economy of the United Kingdom.

                            _____________________

LIFE INSURANCE

     Transamerica's life insurance business is conducted by Transamerica Occidental Life Insurance Company, Transamerica Life Insurance and Annuity Company, First Transamerica Life Insurance Company, Transamerica Life Insurance Company of Canada and Transamerica Assurance Company (hereinafter collectively referred to as "Transamerica Life Companies"). The Transamerica Life Companies are primarily engaged in the business of underwriting, distribution and reinsurance of investment based and traditional life insurance products in all states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, Canada, Taiwan and Hong Kong.

     The following table sets forth certain statistical information relating to the Transamerica Life Companies' operations.

                                                        Years Ended December 31,
                                 ____________________________________________________________________
                                     1994          1993          1992          1991          1990
                                                    (Dollar amounts in thousands)
Insurance in force at
    end of period:(1)(2)
  Whole life and endowment ....  $153,162,434  $150,151,065  $139,475,971  $126,118,638  $122,179,305
  Individual term life ........   187,841,222   172,441,372   160,517,919   156,996,821   145,177,179
  Group life(3) ...............     9,630,184     7,838,176     6,252,910     4,656,433     3,062,966
  Credit life(4) ..............       132,619       200,787       521,645     1,080,571     2,237,421
                                 ____________  ____________  ____________  ____________  ____________
    Total .....................  $350,766,459  $330,631,400  $306,768,445  $288,852,463  $272,656,871
                                 ============  ============  ============  ============  ============
New insurance written:(2)
  Whole life and endowment(5) .  $ 23,056,708  $ 29,303,712  $ 28,265,139  $ 25,182,326  $ 25,679,301
  Individual term life(6) .....    37,823,218    46,724,456    41,235,278    36,385,130    39,867,771
  Group life(3) ...............     2,369,123     2,057,706     2,002,644     1,273,166     2,518,760
  Credit life(4) ..............                         449         1,462         5,276        83,394
                                 ____________  ____________  ____________  ____________  ____________
    Total .....................  $ 63,249,049  $ 78,086,323  $ 71,504,523  $ 62,845,898  $ 68,149,226
                                 ============  ============  ============  ============  ============

Premium income:(7)
  Individual life and annui-
    ties(8) ...................  $    599,948  $    543,580  $    490,357  $    481,606  $    524,630
  Group life and annuities(9) .       137,913        95,004       104,087       165,318       120,722
  Credit life(4) ..............                                                                (3,201)
  Accident and health (individ-
    ual, group and credit)(10)        280,587       227,640       219,285        62,977        48,259
                                 ____________  ____________  ____________  ____________  ____________
    Total .....................  $  1,018,448  $    866,224  $    813,729  $    709,901  $    690,410
                                 ============  ============  ============  ============  ============

Average individual life policy
  in force at end of year
  (actual dollar amounts) .....  $    149,064  $    144,050  $    138,015  $    129,141  $    121,600
Average individual life policy
  issued during year (actual
  dollar amounts)(11) .........  $    243,634  $    247,944  $    245,394  $    217,637  $    204,463
Number of individual life
  policies in force at end of
  year ........................     1,221,765     1,200,076     1,171,616     1,141,154     1,147,077
Ratio of underwriting expenses
  to premiums and other consid-
  erations(12) ................          8.7%          8.9%          9.2%          9.3%          9.1%
Lapse ratio--adjusted for de-
    creases and expiries of
    term insurance and rein-
    surance assumed:(13)
  Transamerica Life Companies .          8.0%          8.9%          9.2%         11.0%         11.9%
  All U.S. stock life insur-
    ance companies(14) ........       (15)             9.8%          9.9%         10.4%         11.0%


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

     (3) The increases through 1994 were due to sales of insurance through salary deduction plans offered by employers.

     (4) The company discontinued this line of business in 1988 causing the large decreases in insurance in force and new insurance written since that time. In 1990, the company transferred the remaining operations of the credit insurance line to a trust administered by an independent third party. Insurance in force represents business which is only cancelable at the policyholder's request. New insurance written in 1990, 1991, 1992 and 1993 represents added business on existing policies.

     (5) The 1994 decrease was due to reduced sales of Trendsetter policies. The 1993 and 1992 increases were attributable to increased marketing efforts. In the first quarter of 1991, the company sold its United Kingdom subsidiary which is the primary reason for the 1991 decrease.

     (6) The 1994 and 1991 decreases were due primarily to a reduced level of reinsurance assumed. The 1993 and 1992 increases were due primarily to an increased level of promotion efforts via direct marketing.

     (7) Premiums on reinsurance assumed have been included; cancellations and return premiums and premiums on reinsurance ceded have been deducted. Considerations for supplementary contracts and deposit administration funds received have not been included.

     (8) The 1994, 1993 and 1992 increases were due primarily to increased sales of individual annuity policies. In the first quarter of 1991, the company sold its United Kingdom subsidiary which is the primary reason for the 1991 decrease.

     (9) The changes were due primarily to changing levels of sales of group annuity policies, principally single premium pension contracts.

     (10) The 1994, 1993 and 1992 increases were primarily due to an increased level of reinsurance assumed.

     (11) The 1994 decrease was primarily due to lower face amounts of universal life products. The 1993, 1992 and 1991 increases were primarily due to higher face amounts of universal life products.

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




     (14) Industry median, as provided by A.M. Best Company, Inc.

     (15) Information not yet available for 1994.

                            _____________________


     Transamerica Life Companies' individual life insurance business is generated through a system of 597 field sales offices primarily in the United States and Canada, 47 of which are branch offices operated by employees and the remainder of which are independent offices operated by independent general agents. These offices house a sales force consisting of 70 employees of the Transamerica Life Companies and approximately 2,000 independent agents operating under contract on an exclusive or near exclusive basis, which together generated approximately 36% of new premiums written in 1994. The remaining 64% of the Transamerica Life Companies' individual life insurance business was generated by more than 19,700 producing independent insurance brokers operating under nonexclusive contracts.

     In addition to its sales force, the Transamerica Life Companies have approximately 2,400 home office employees in Los Angeles, California, Kansas City, Missouri and Charlotte, North Carolina who service outstanding policies and new business submitted by agency offices, and more than 350 field sales office employees serving its sales force.

     Of life insurance in force at December 31, 1994, 21.4% was on residents of California, followed by Texas (6.0%), Illinois (5.3%), Florida (3.8%), New York (3.7%) and Pennsylvania (3.3%). No other state accounted for more than 3% of life insurance in force. Canada accounted for 13.7% and all other foreign operations accounted for 0.9% of life insurance in force.

     Reinsurance. Portions of the Transamerica Life Companies' life insurance risks are reinsured with other companies. The maximum amount of individual insurance retained on any one life is $2,000,000 at ages 16 to 65 inclusive. This maximum is reduced for health impairments, for other ages and for certain other special classes of risks. The Transamerica Life Companies also reinsure a minor part of their liability under accident and health policies.

     For many years the Transamerica Life Companies have solicited life reinsurance from other companies. As of December 31, 1994, the company was accepting business from 519 companies under automatic reinsurance agreements and from many other companies on a case by case basis.

     Reserves. In accordance with the life insurance laws and regulations under which they operate, the Transamerica Life Companies are required to carry on their books as liabilities actuarial reserves to meet the obligations on their various life insurance policies. Such life insurance reserves are calculated pursuant to mortality and annuity tables in general use in the United States and Canada and are the computed amounts which, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet the Transamerica Life Companies' policy obligations at their maturities if deaths occur in accordance with mortality tables employed.

     Investments.  The Transamerica Life Companies' investments at
December 31, 1994 totaled $22,329,072,000 which was invested as follows: 94.1% in fixed maturities; 2.2% in mortgage loans and real estate; 1.8% in policy loans; 0.8% in common stocks; 0.7% in short-term investments; 0.2% in nonredeemable preferred stocks; 0.2% in other long-term investments; and less than 0.1% in redeemable preferred stocks. Fixed maturities are invested as follows: 51.2% in industrial and other non-government bonds; 28.9% in United States government bonds; 17.9% in public utility bonds; 1.0% in foreign government bonds; and 1.0% in municipal bonds.

     The following table sets forth pretax mean investment yields, including interest earned and dividends received, before (gross) and after (net) deducting investment expenses for the Transamerica Life Companies' various investments. The yields are computed based on the mean of beginning and end of year assets, producing results which vary somewhat from the daily average yield.

                                                       Years Ended December 31,
                                                ____________________________________
                                                 1994    1993   1992   1991    1990

Fixed maturities, at amortized cost--gross(1)    8.26%   9.16%  9.43%  9.91%  10.17%
Equity securities, at market value--gross(2)     2.87    2.96   1.95   3.89    2.72
Mortgages--gross ............................   10.70   10.53   9.50   9.86    9.96
Total invested assets:
  Gross .....................................    8.08    8.81   9.03   9.38    9.71
  Net .......................................    7.90%   8.67%  8.87%  9.27%   9.53%

_______
     (1)  The decreases reflect the lower yields on new investments.

     (2) The decrease in the 1992 yield resulted from an increase in the market value of the portfolio. The increase in 1991 was due to a shift in mix to preferred stocks, which have higher returns.

                            _____________________


REAL ESTATE SERVICES AND ASSET MANAGEMENT

     Real estate services comprise real estate tax, realty and other services.

     Transamerica Real Estate Tax Service, a division of Transamerica Corporation, prepares tax payments and reports and conducts tax searches with respect to real property taxes and assessments, issues flood hazard determinations in all 50 states, and provides real property information services in several states. It also provides customers with information through an on-line computer system. As of December 31, 1994, tax reports were generated for more than 3,000 institutional mortgage servicers and their borrowers. The company operates from 35 offices throughout the United States.

     The following table sets forth the number of tax service contracts under management at the end of the years indicated and new tax service contracts written during those years:

                                  1994     1993     1992     1991     1990
                                          (Amounts in thousands)
     Tax service contracts
       under management .......  16,694   15,496   14,751   13,712   12,835
     New tax service contracts    4,581    5,103    3,870    2,668    2,544


     Transamerica Realty Services, Inc. owns and manages real estate in various communities. Transamerica Realty Services, Inc. also provides real estate services to other subsidiaries of the Corporation, including asset and property management of real estate held for investment principally by the Corporation's life insurance subsidiaries.

     Transamerica Asset Management, in 1994, operated through its two subsidiaries, Criterion Investment Management Company and Transamerica Fund Management Company. Transamerica Fund Management Company was sold on December 21, 1994, for gross proceeds of $100,000,000 which resulted in an
after tax gain of $4,857,000.   Criterion Investment Management Company is an
investment advisor to public and private retirement funds. Assets under the management of Criterion Investment Management Company were $9,972,000,000, $10,588,000,000 and $9,990,000,000 at December 31, 1994, 1993 and 1992. On
March 17, 1995, Transamerica announced it had entered into an agreement to sell the assets of Criterion Investment Management Company. The sale is expected to result in a small gain.

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

EMPLOYEES

     The Corporation and its subsidiaries employed approximately 10,800 persons at December 31, 1994.

COMPETITION

     The Corporation's subsidiaries operate in highly competitive industries in virtually all of their activities, in many cases competing with companies with long established operating histories and substantial financial resources.

CONSOLIDATED RATIOS OF EARNINGS TO FIXED CHARGES

     The following table sets forth the consolidated ratios of earnings from continuing operations to fixed charges of Transamerica Corporation and its subsidiaries for each of the five years ended December 31, 1994.

              Years Ended December 31,
          ________________________________
          1994   1993   1992   1991   1990

          2.14   2.09   1.90   1.06   1.37


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

     Transamerica Life Companies own the Transamerica Center in Los Angeles, California, which consists of a 32-story building, an 11-story building and a 10-story building. Transamerica Center is the home office of Transamerica Life Companies, Transamerica Finance Group and certain other subsidiaries of Transamerica. Approximately 71% of the 1,295,000 square feet of rentable space is occupied by Transamerica subsidiaries.

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

     Based upon information presently available, and in light of legal and other defenses and insurance coverage available to the Corporation and its subsidiaries, contingent liabilities arising from threatened and pending litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Corporation and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 10 in Part III of this Report.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information in the Transamerica Corporation 1994 Annual Report is incorporated herein by reference:

          Markets on which the Corporation's common stock is traded--"Common Stock Listed and Traded," page 88.

          High and low sale prices for the Corporation's common stock for each quarter in 1994 and 1993--"Supplementary Financial Information," page 81.

          Frequency and amount of cash dividends declared during 1994 and 1993--"Selected Eleven-Year Financial Data--Note E," page 82.

     There were approximately 53,200 common stockholders of record as of the close of business on February 28, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

     The following items for each of the five years in the period ended December 31, 1994, included in "Selected Eleven-Year Financial Data" on pages 82 and 83 of the Transamerica Corporation 1994 Annual Report, are incorporated herein by reference:

     Revenues
     Income from continuing operations
     Earnings per share of common stock--Income from
       continuing operations
     Dividends declared per share of common stock
     Total assets
     Notes and loans payable: Long-term debt

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The textual information set forth under the caption "Financial Review" on pages 44 through 61, together with the tables under the headings "Operating Income by Line of Business" on page 45 and "Unallocated Interest and Other Expenses" on page 58 of the Transamerica Corporation 1994 Annual Report, are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary financial information of the Corporation and its subsidiaries in the Transamerica Corporation 1994 Annual Report are incorporated herein by reference:

          Consolidated Balance Sheet--December 31, 1994 and 1993--pages 62 and
     63.

          Consolidated Statement of Income--Years ended December 31, 1994, 1993 and 1992--page 64.

          Consolidated Statement of Cash Flows--Years ended December 31, 1994, 1993 and 1992--page 65.

          Consolidated Statement of Shareholders' Equity--Years ended December 31, 1994, 1993 and 1992--page 66.

          Notes to Financial Statements--December 31, 1994--pages 67 through
     79.

          Supplementary Financial Information--Years ended December 31, 1994 and 1993--page 81.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "(1) Election of Directors" in the Proxy Statement of Transamerica Corporation dated March 17, 1995 is incorporated herein by reference.

     The officers of the Corporation are listed below. Executive officers are designated by an asterisk.


       Name                      Position            Age             Name                     Position             Age
       ____                      ________            ___             ____                     ________             ___
Frank C. Herringer* .....  President and Chief        52      Kent L. Colwell* ........  Vice President--Real       64
                             Executive Officer                                             Estate Services,
David R. Carpenter* .....  Executive Vice President,  55                                   Transamerica Corpor-
                             Transamerica Corpor-                                          ation and President,
                             ation and Chairman                                            Transamerica Realty
                             and Chief Executive                                           Services, Inc.
                             Officer, Transamerica            James B. Dox ............  Vice President--Taxes      55
                             Occidental Life                  David H. Hawkins ........  Vice President, Trans-     54
                             Insurance Company                                             america Corporation
Richard H. Finn* ........  Executive Vice President,  60                                   and Senior Vice Presi-
                             Transamerica Corpor-                                          dent and Treasurer,
                             ation and President                                           Transamerica Finance
                             and Chief Executive                                           Group, Inc.
                             Officer, Transamerica            Robert R. Lindberg* .....  Vice President and         54
                             Finance Group, Inc.                                           Treasurer
Edgar H. Grubb* .........  Executive Vice President,  55      James B. Lockhart .......  Vice President--           59
                             Chief Financial Officer                                       Public Affairs
                             and Secretary                    William H. McClave ......  Vice President--           51
Thomas J. Cusack* .......  Senior Vice President      39                                   Corporate
Richard N. Latzer* ......  Senior Vice President      58                                   Communications
                             and Chief Investment             Richard J. Olsen ........  Vice President--           56
                             Officer, Transamerica                                         Corporate Relations
                             Corporation and                  Rona King Pehrson .......  Vice President--           47
                             President and Chief                                           Human Resources
                             Executive Officer,               James C. Peirano ........  Vice President             64
                             Transamerica Invest-             Ronald C. Petrunoff .....  Vice President--           31
                             ment Services, Inc.                                           Investor Relations
Maureen Breakiron-Evans .  Vice President and         40      George B. Sundby ........  Vice President--Financial  43
                             General Auditor                                               Planning and Analysis
Burton E. Broome* .......  Vice President and         59                                   and Assistant Controller
                             Controller                       Judith M. Tornese .......  Vice President--Risk       52
                                                                                           Management


     Mr. Herringer was elected Chief Executive Officer in 1991. He has been President of the Corporation since 1986.

     Mr. Carpenter was elected Executive Vice President of the Corporation in 1993. He was Group Vice President of the Corporation from 1990 to 1993. He has been Chairman and Chief Executive Officer of Transamerica Occidental Life Insurance Company since 1985.

     Mr. Finn was elected Executive Vice President of the Corporation in 1993. He was Group Vice President of the Corporation from 1990 to 1993. He has been President of Transamerica Finance Group, Inc. since 1988 and was elected its Chief Executive Officer in 1990.

     Mr. Grubb was elected Secretary of the Corporation in 1995. He was elected Executive Vice President and Chief Financial Officer of the Corporation in 1993. He was Senior Vice President of the Corporation from 1989 to 1993.

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

     Mr. Dox was elected Vice President--Taxes of the Corporation in 1993. He was a Tax Partner with Ernst & Young LLP from 1977 to 1993, serving in the Los Angeles office from 1983 to 1993.

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

     Ms. Pehrson was elected Vice President--Human Resources of the Corporation in 1989.

     Mr. Peirano was elected Vice President of the Corporation in 1993. He was Vice President--Taxes of the Corporation from 1983 to 1993.

     Mr. Petrunoff was elected Vice President--Investor Relations of the Corporation in 1994. He held a number of positions within the commercial lending operation between 1990 and 1994, most recently serving as managing director of the European operations of commercial lending's inventory finance unit. He was a marketing manager for GE Capital Corporation from 1989 to 1990.

     Mr. Sundby was elected Vice President--Financial Planning and Analysis in 1995. He was Assistant Controller and Director of Accounting of the Corporation from 1989 to 1995. He continues to serve as Assistant Controller.

     Ms. Tornese was elected Vice President--Risk Management of the Corporation in 1987.

     There is no family relationship among any of the foregoing officers or between any of the foregoing officers and any director of the Corporation.

     The information set forth under the caption "Securities Exchange Act of 1934" in the Proxy Statement of Transamerica Corporation dated March 17, 1995 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the captions "Director Compensation and Benefits" and "Executive Compensation and Other Information" in the Proxy Statement of Transamerica Corporation dated March 17, 1995 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Principal Stockholders" and "Stockholdings of Directors and Executive Officers" in the Proxy Statement of Transamerica Corporation dated March 17, 1995 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The textual information set forth under the captions "Director Compensation and Benefits," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement of Transamerica Corporation dated March 17, 1995 is incorporated herein by reference.
                                   PART IV

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

             EX-10.3 Form of Amended and Restated Consulting Agreement effective January 1, 1994 between Transamerica Airlines, Inc. and Glenn A. Cramer (incorporated by reference to Exhibit EX-10.3 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1993).

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

             EX-10.5 Form of Amended and Restated Consulting Agreement dated January 31, 1994 between Transamerica Corporation and James R. Harvey (incorporated by reference to Exhibit EX-10.5 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31,
                       1993).

             EX-10.6   1993 Bonus Plan (incorporated by reference to
                       Exhibit EX-10.7 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.7 1994 Bonus Plan (incorporated by reference to Exhibit EX-10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31,
                       1994).

             EX-10.8   1995 Bonus Plan.

             EX-10.9 1985 Stock Option and Award Plan, as amended, (including Amendments No. 1 through 6) (incorporated by reference to Exhibit EX-10.5 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994, to Post-Effective Amendment No. 3 of the Registrant's Registration Statement on Form S-8 (File No. 33-26317) as filed with the Commission on March 30, 1990, and to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990).

             EX-10.10 Form of Non-Qualified Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit EX-10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994).

             EX-10.11 Form of Incentive Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990).

             EX-10.12 Form of Restricted Stock Award Agreement under the 1985 Stock Option and Award Plan (incorporated by reference to Exhibit EX-10.11 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1993).

             EX-10.13 Form of Non-Qualified Stock Option Agreement for Nonemployee Directors under the 1985 Stock Option and Award Plan (incorporated by reference to Exhibit EX-
                       10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31,
                       1994).

             EX-10.14 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1987 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1991).

             EX-10.15 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1988 (incorporated by reference to Exhibit EX-10.14 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.16 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1989 (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             EX-10.17 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1990 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             EX-10.18 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective July 1, 1992 (incorporated by reference to Exhibit EX-10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.19 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1994 (incorporated by reference to Exhibit EX-10.18 of the Registrant's Annual Report on Form 10-K (File No. 1-
                       2964) for the year ended December 31, 1993).

             EX-10.20 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1995.

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

             EX-10.24 Form of Termination Agreement between Transamerica Corporation and certain officers of certain of its subsidiaries (incorporated by reference to
                       Exhibit 10.24 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             EX-10.25 Form of Termination Agreement between Transamerica Corporation and certain of its officers and of its subsidiaries.

             EX-10.26 Public Offering Agreement (and Exhibits thereto) dated January 28, 1993 by and among the Registrant, TIG Holdings, Inc., and Jon W. Rotenstreich (incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 of the Registration Statement on Form S-1 (File No. 33-58122) as filed with the Commission on February 10, 1993).

             EX-10.27 Separation Agreement (and Exhibits thereto) dated January 28, 1993 by and among the Registrant, TIG Holdings, Inc., and Transamerica Insurance Group (incorporated by reference to Exhibits 3.3, 3.4 and 10.2 of the Registration Statement on Form S-1 (File No. 33-58122) as filed with the Commission on February 10, 1993).

             EX-10.28 Reinsurance Agreement dated December 31, 1992 by and between ARC Reinsurance Corporation and Transamerica Insurance Company, as amended (incorporated by reference to Exhibit EX-10.26 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.29 Letter dated December 31, 1992 from the Registrant to Transamerica Insurance Company regarding ARC Reinsurance Corporation (incorporated by reference to Exhibit EX-10.27 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             EX-10.30  Transamerica Corporation 1995 Performance Stock Option
                       Plan.

             EX-10.31 Transamerica Corporation Value Added Incentive Plan (incorporated by reference to Exhibit EX-10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-1964) for the quarter ended March 31, 1994).

             EX-11     Statement Re: Computation of Per Share Earnings.

             EX-12     Ratio of Earnings to Fixed Charges Calculation.

             EX-13 Portions of the Transamerica Corporation 1994 Annual Report (to the extent such portions are expressly incorporated herein).

             EX-21     List of Subsidiaries of Transamerica Corporation.

             EX-23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated February 15, 1995 in the Registrant's Registration Statements on Form S-8 (File Nos. 2-80934, 2-83724, 33-3722, 33-12324,
                       33-13389, 33-18911, 33-26317, 33-38267, 33-43927 and
                       33-55587) and on Form S-3 (File Nos. 33-32419,
                       33-37889, 33-41008 and 33-55047).

             EX-24 Power of Attorney executed by the directors of the Registrant.

             EX-27     Financial Data Schedule.

                       Exhibits will be furnished to shareholders of the
             Corporation upon written request and, with the exception of Exhibit EX-13, upon payment of a fee of 30 cents per page, which fee covers the Corporation's reasonable expenses in furnishing such exhibits.

     (b) Reports on Form 8-K filed in the fourth quarter of 1994: During the quarter ended December 31, 1994, the Registrant filed a Report on Form 8-K, dated October 27, 1994, announcing its results for the quarter and nine month periods ending September 30, 1994. In addition, the 8-K announced that the Registrant had initiated a tender offer to purchase up to 6.4 million depositary shares representing interests in its 8.5% Preferred Stock, Series D.

     (c) Exhibits: Certain of the exhibits listed in Item (a)(3) above have been submitted under separate filings, as indicated.

     (d)  Financial Statement Schedules:  The response to this portion of
Item 14 is submitted as a separate section of this report.

Page 32
                                 Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA CORPORATION
Registrant

Burton E. Broome
Vice President and Controller

Date:  March 27, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1995 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                           Title

Principal Executive Officer:

FRANK C. HERRINGER*           President and Chief Executive Officer

Principal Financial Officer:

Edgar H. Grubb                Executive Vice President, Chief Financial
                                Officer and Secretary


Principal Accounting Officer:

Burton E. Broome              Vice President and Controller


Directors:

SAMUEL L. GINN*               Director
JAMES R. HARVEY*              Chairman of the Board and Director
FRANK C. HERRINGER*           Director
GORDON E. MOORE*              Director
RAYMOND F. O'BRIEN*           Director
TONI REMBE*                   Director
CONDOLEEZZA RICE*             Director
FORREST N. SHUMWAY*           Director
PETER V. UEBERROTH*           Director



*Robert D. Myers
 Attorney-in-Fact

            A majority of the members of the Board of Directors.

                         ANNUAL REPORT ON FORM 10-K

                    ITEM 14(a)(1) and (2) and ITEM 14(d)


                      LIST OF FINANCIAL STATEMENTS AND

                        FINANCIAL STATEMENT SCHEDULES

                                     and

                        FINANCIAL STATEMENT SCHEDULES


                        Year Ended December 31, 1994









                  TRANSAMERICA CORPORATION AND SUBSIDIARIES

                          SAN FRANCISCO, CALIFORNIA

FORM 10-K--ITEM 14(a)(1) AND (2)

TRANSAMERICA CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

     The following consolidated financial statements of Transamerica Corpora-tion and subsidiaries, included in the Transamerica Corporation 1994 Annual Report, are incorporated by reference in Item 8:

          Consolidated Balance Sheet--December 31, 1994 and 1993

          Consolidated Statement of Income--Years ended December 31, 1994, 1993 and 1992

          Consolidated Statement of Cash Flows--Years ended December 31, 1994, 1993 and 1992

          Consolidated Statement of Shareholders' Equity--Years ended December 31, 1994, 1993 and 1992

          Notes to Financial Statements--December 31, 1994

Financial Statement Schedules:

     The following consolidated financial statement schedules of Transamerica Corporation and subsidiaries are included in Item 14(d).

            I--Summary of Investments Other Than Investments in Related
                 Parties--December 31, 1994

           II--Condensed Financial Information of Registrant--December 31,
                 1994 and 1993, and years ended December 31, 1994, 1993 and
                 1992

          III--Supplementary Insurance Information--Years ended December 31,
                  1994, 1993 and 1992

           IV--Reinsurance--Years ended December 31, 1994, 1993 and 1992

            V--Valuation and Qualifying Accounts--Years ended December 31,
                 1994, 1993 and 1992



     All other schedules provided for in the applicable accounting regulation of the Securities and Exchange Commission pertain to items which do not appear in the financial statements of Transamerica Corporation and subsidiaries or to items which are not significant or to items as to which the required disclos-ures have been made elsewhere in the financial statements and supplementary notes, and such schedules have therefore been omitted.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders
Transamerica Corporation


     We have audited the consolidated financial statements of Transamerica Corporation and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of Transamerica Corporation for the year ended
December 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a)(1) and (2). These financial statements and schedules are the responsibility of Transamerica Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, Transamerica Corporation changed its method of accounting for certain debt securities effective January 1, 1994.




                                               Ernst & Young LLP

San Francisco, California
February 15, 1995

                                                                                   SCHEDULE I
                           TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                     _____________________

                           SCHEDULE I--SUMMARY OF INVESTMENTS OTHER
                              THAN INVESTMENTS IN RELATED PARTIES

                                       DECEMBER 31, 1994
                    Column A                        Column B      Column C       Column D
_____________________________________________________________________________________________
                                                                                 Amount at
                                                                              which shown in
               Type of Investment                     Cost         Value    the balance sheet

_____________________________________________________________________________________________
                                                           (Amounts in thousands)
Fixed maturities available for sale:
  Bonds and notes:
    U.S. Treasury securities and obligations of
      U.S. government authorities and agencies .   $   224,091   $   204,609   $   204,609
    Obligations of states and political
      subdivisions .............................       341,895       335,527       335,527
    Foreign governments ........................       211,390       206,573       206,573
    Corporate securities .......................     9,384,415     9,119,602     9,119,602
    Mortgage-backed securities .................     7,792,522     7,367,375     7,367,375
    Public utilities ...........................     3,990,051     3,800,162     3,800,162
  Redeemable preferred stocks ..................         3,575         3,101         3,101
                                                   ___________   ___________   ___________
          Total fixed maturities ...............    21,947,939   $21,036,949    21,036,949
                                                                 ===========

Equity securities:
  Common stocks:
    Banks, trust and insurance companies .......        10,659   $    10,205        10,205
    Industrial, miscellaneous and all other ....       219,423       368,897       368,897
  Nonredeemable preferred stocks ...............        45,343        48,084        48,084
                                                   ___________   ___________   ___________
          Total equity securities ..............       275,425   $   427,186       427,186
                                                                 ===========

Mortgage loans on real estate ..................       377,583                     354,104
Real estate ....................................       127,640                     101,359
Loans to life insurance policyholders ..........       412,938                     412,938
Short-term investments .........................       163,715                     163,715
                                                   ___________                 ___________
          Total investments ....................   $23,305,240                 $22,496,251
                                                   ===========                 ===========

_______
     The differences between Column B and Column D as to mortgage loans on real estate and real estate represents write downs and allowances for possible permanent impairment in value.

                                                                         SCHEDULE II
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       TRANSAMERICA CORPORATION (PARENT COMPANY)
                       (Amounts in thousands except share data)
                                     BALANCE SHEET
                                                                     December 31,
                                                                  1994         1993
Assets:
  Investments in continuing operations ......................  $3,727,923   $3,916,897
  Equity securities at fair value (cost: $108,746 in 1994
    and $110,608 in 1993) ...................................     201,870      198,244
  Short-term investments ....................................      11,166
  Notes and accounts receivable from continuing operations ..     213,657      508,611
  Cash and cash equivalents .................................       2,828        2,096
  Other assets ..............................................     264,729      209,447
                                                               __________   __________
                                                               $4,422,173   $4,835,295
                                                               ==========   ==========
Liabilities and Shareholders' Equity:
  Notes and loans payable ...................................  $  506,951   $  700,130
  Income taxes payable, net of deferred tax benefits of
    $123,098 in 1994 and $121,587 in 1993 ...................      90,119       43,719
  Income taxes due to continuing operations .................     189,886       27,255
  Notes and accounts payable to continuing operations .......     490,812      346,014
  Accounts payable and other liabilities ....................     408,586      354,681
  Shareholders' equity:
    Preferred Stock ($100 par value):
      Authorized--1,200,000 shares; issuable in series
      Outstanding--Dutch Auction Rate Transferable
        Securities, 2,250 shares, at liquidation preference
        of $100,000 per share ...............................     225,000      225,000
      Outstanding--Series D, 181,642 shares in 1994 and
        400,000 shares in 1993 at liquidation preference of
        $500 per share ......................................      90,821      200,000
    Common Stock ($1 par value):
      Authorized--150,000,000 shares
      Outstanding--69,395,099 shares in 1994 and 76,398,888
        shares in 1993, after deducting 10,343,363 and
        3,339,574 shares in treasury in 1994 and 1993 .......      69,395       76,399
    Additional paid-in capital ..............................      96,449      475,198
    Retained earnings, including equity in undistributed net
      income of subsidiaries of $1,934,498 in 1994 and
      $1,831,159 in 1993 ....................................   2,557,444    2,297,883
    Net unrealized gain (loss) from investments marked to
      fair value ............................................    (265,125)     124,082
    Foreign currency translation adjustments ................     (38,165)     (35,066)
                                                               __________   __________
                                                                2,735,819    3,363,496
                                                               __________   __________
                                                               $4,422,173   $4,835,295
                                                               ==========   ==========



                       NOTE TO BALANCE SHEET                          December 31,
                                                                   1994         1993
Notes and loans payable comprise the following amounts:
  Short-term bank loans, commercial paper and current
    portion of long-term debt ...............................    $286,351
  Long-term debt due subsequent to one year:
    Notes; interest at 9.11% to 9.875%; maturing through 2008     220,600     $445,600
    Commercial paper and other notes at various interest
      rates and terms supported by credit agreements
      expiring through 1996..................................                  254,530
                                                                 ________     ________
                                                                 $506,951     $700,130
                                                                 ========     ========

     The aggregate annual maturities for the five years subsequent to December 31,
1994 are:  1995--$286,351; 1996--$10,000; 1997--$5,000; 1998--$100,000; and 1999--
none.
     Transamerica hedges a portion of its variable interest rate obligations through the use of interest rate exchange agreements which call for the payment of fixed rate interest by Transamerica in return for the assumption by other contracting parties of the variable rate cost.  At December 31, 1994, exchange agreements covering the notional amount of $160,000 at a weighted average fixed interest rate of 9.36%
expiring through 2009 were outstanding.
     In 1994, an affiliate of Transamerica issued $200 million of 9.125% cumulative
Monthly Income Preferred Securities (MIPS).  Interest on the outstanding MIPS is cumulative and payable monthly in arrears.  Transamerica has agreed to guarantee to pay in full any accrued and unpaid dividends declared, or the redemption price including accrued and unpaid dividends, if the securities are called by the affiliate.


                                                                      SCHEDULE II
                                                                      (Continued)
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       TRANSAMERICA CORPORATION (PARENT COMPANY)
                                  STATEMENT OF INCOME

                                                          Years Ended December 31,
                                                         1994       1993       1992
                                                           (Amounts in thousands)
Revenues:
  Dividends from continuing operations .............   $361,847   $115,350   $131,070
  Tax service fees .................................    190,328    236,433    193,734
  Interest, principally from continuing operations .     14,151     13,777     16,014
  Investment income ................................      8,988
  Gain (loss) on investment transactions ...........      2,012     (5,909)
                                                       ________   ________   ________
                                                        577,326    359,651    340,818
Expenses:
  Interest .........................................    101,992     87,382     98,652
  General and administrative .......................    177,779    170,155    138,701
                                                       ________   ________   ________
                                                        279,771    257,537    237,353
                                                       ________   ________   ________
                                                        297,555    102,114    103,465
Income tax benefit .................................     26,333     88,747      9,015
                                                       ________   ________   ________
Income before equity in undistributed income of
  continuing operations, income of discontinued
  operations and extraordinary loss ................    323,888    190,861    112,480
Equity in undistributed income of continuing
  operations excluding discontinued operations and
  extraordinary loss ...............................    104,038    256,658    221,526
                                                       ________   ________   ________
Income from continuing operations ..................    427,926    447,519    334,006
Loss from discontinued operations ..................       (699)   (47,022)   (90,805)
Extraordinary loss on early extinguishment of
  subsidiary debt ..................................               (23,084)
                                                       ________   ________   ________
    Net income .....................................   $427,227   $377,413   $243,201
                                                       ========   ========   ========

                              NOTE TO STATEMENT OF INCOME

     Transamerica has financed a portion of its investment in certain major operating subsidiaries through borrowings by several other subsidiaries.  In recognition of the cost of these borrowings, unallocated interest, after taxes, discussed on page 58 of the Transamerica Corporation 1994 Annual Report, comprises:

                                                          Years Ended December 31,
                                                        1994       1993       1992
                                                          (Amounts in thousands)
Interest expense of Registrant ...................   $(101,992)  $(87,382)  $(98,652)
Interest income of Registrant ....................      14,151     13,777     16,014
                                                     _________   ________   ________
                                                       (87,841)   (73,605)   (82,638)
Income tax benefit ...............................      30,744     25,762     28,097
                                                     _________   ________   ________
Net interest expense of Registrant, after taxes ..     (57,097)   (47,843)   (54,541)
Net interest expense, after taxes, of certain
  subsidiaries ...................................      (1,250)    (6,257)    (6,959)
Intercompany eliminations ........................       8,147
                                                     _________   ________   ________
    Unallocated interest, after taxes ............   $ (50,200)  $(54,100)  $(61,500)
                                                     =========   ========   ========

                                                                           SCHEDULE II
                                                                           (Continued)
                         TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                   _____________________

                SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         TRANSAMERICA CORPORATION (PARENT COMPANY)
                                  STATEMENT OF CASH FLOWS
                                                             Years Ended December 31,
                                                           1994        1993        1992
                                                               (Amounts in thousands)
Operating activities:
  Income from continuing operations before extra-
    ordinary item ...................................    $ 427,926   $ 447,519   $334,006
  Adjustments to reconcile income from continuing
      operations to net cash provided by operating
      activities:
    Depreciation and amortization ...................        4,044       4,018      3,665
    Accounts payable and other liabilities ..........       48,286      34,720    (24,850)
    Income taxes payable, including related accounts
      with continuing operations ....................      207,110    (120,424)    23,469
    Equity in undistributed income of continuing
      operations ....................................     (104,038)   (256,658)  (221,526)
    Net (gains) losses on investment transactions ...       (2,012)      5,909
                                                         _________   _________   ________
      Net cash provided by continuing operations ....      581,316     115,084    114,764

Investing activities:
  Capital contributions to continuing operations ....      (90,000)    (54,200)   (16,185)
  Proceeds from public offering of discontinued
    operations ......................................                1,031,788
  Cash transactions with discontinued operations ....                 (409,296)
  Decrease (increase) in accounts with continuing
    operations ......................................      426,205    (137,867)   (42,507)
  Other .............................................      (61,013)    (32,087)    15,519
                                                         _________   _________   ________
      Net cash provided (used) by investing
        activities ..................................      275,192     398,338    (43,173)

Financing activities:
  Payments of commercial paper and other notes
    supported by long-term credit agreements ........      (93,179)   (161,067)  (157,388)
  Payment of long-term note .........................     (100,000)
  Proceeds from sale of preferred stock .............                             193,187
  Redemption of preferred stock .....................     (115,921)
  Treasury stock purchases ..........................     (386,983)   (207,647)
  Other common stock transactions ...................        7,973      33,618     70,182
  Dividends .........................................     (167,666)   (179,766)  (178,569)
                                                         _________   _________   ________
      Net cash used by financing activities .........     (855,776)   (514,862)   (72,588)
                                                         _________   _________   ________
Increase (decrease) in cash and cash equivalents ....          732      (1,440)      (997)
  Cash and cash equivalents at beginning of year ....        2,096       3,536      4,533
                                                         _________   _________   ________
  Cash and cash equivalents at end of year ..........    $   2,828   $   2,096   $  3,536
                                                         =========   =========   ========

                                                                                         SCHEDULE III
                               TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                         _____________________

                           SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

          Column A                Column B        Column C       Column D      Column E     Column F
                                               Future policy
                                  Deferred       benefits,                   Other policy
                                   policy         losses,                     claims and
                                acquisition      claims and      Unearned       benefits     Premium
           Segment                 costs       loss expenses     premiums       payable      revenue
                                                       (Amounts in thousands)
Life insurance:
  Year ended December 31:
    1994 .....................  $2,480,474 (A)   $5,153,073       $7,300     $19,571,363    $1,018,448
    1993 .....................  $1,929,332       $4,925,855       $6,758     $17,019,213    $  866,224
    1992 .....................  $1,811,992       $4,609,664       $9,213     $14,636,379    $  813,729



                                 Column G      Column H       Column I     Column J      Column K
                                               Benefits,    Amortization
                                                claims,     of deferred
                                   Net        losses and       policy        Other
                                investment    settlement     acquisition   operating    Premiums
                                 income        expenses         costs      expenses     written
                                                     (Amounts in thousands)
Life insurance:
  Year ended December 31:
    1994 .....................  $1,773,254    $2,356,398    $182,312 (B)    $353,916    $280,049 (C)
    1993 .....................  $1,725,760    $2,145,865    $232,659 (B)    $330,007    $227,833 (C)
    1992 .....................  $1,577,637    $2,059,243    $135,286 (B)    $315,900    $226,381 (C)

_______
(A)  Includes a required fair value adjustment of $351,344,000 related to the adoption of Financial
     Accounting Standards Statement No. 115, Accounting for Certain Investments in Debt and Equity
     Securities.
(B)  Includes required accelerated amortization of deferred policy acquisition costs associated with interest-sensitive products due to realized investment gains of $6,279,000 in 1994,
     $62,852,000 in 1993 and $33,208,000 in 1992.
(C)  Health insurance premiums written.


                                                                                         SCHEDULE IV
                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                        _____________________

                                      SCHEDULE IV--REINSURANCE


           Column A              Column B       Column C       Column D       Column E     Column F
                                                                                          Percentage
                                                Ceded to       Assumed                    of amount
                                  Gross          other        from other         Net       assumed
            Segment               amount       companies      companies        amount       to net
                                            (Dollar amounts in thousands)
Year ended December 31, 1994:
  Life insurance in force ...  $191,884,093   $115,037,553   $158,882,366   $235,728,906     67.4%
                               ============   ============   ============   ============
  Premium revenue:
    Life insurance ..........  $    620,522   $    394,303   $    511,642   $    737,861     69.3%
    Accident and health
      insurance .............         8,573        295,311        567,325        280,587    202.2%
                               ____________   ____________   ____________   ____________
                               $    629,095   $    689,614   $  1,078,967   $  1,018,448    105.9%
                               ============   ============   ============   ============

Year ended December 31, 1993:
  Life insurance in force ...  $180,902,966   $ 95,719,350   $149,728,434   $234,912,050     63.7%
                               ============   ============   ============   ============
  Premium revenue:
    Life insurance ..........  $    808,589   $    663,959   $    493,954   $    638,584     77.4%
    Accident and health
      insurance .............        80,469        251,685        398,856        227,640    175.2%
                               ____________   ____________   ____________   ____________
                               $    889,058   $    915,644   $    892,810   $    866,224    103.1%
                               ============   ============   ============   ============

Year ended December 31, 1992:
  Life insurance in force ...  $168,475,016   $ 92,052,408   $138,293,429   $214,716,037     64.4%
                               ============   ============   ============   ============
  Premium revenue:
    Life insurance ..........  $    881,298   $    928,817   $    641,963   $    594,444    108.0%
    Accident and health
      insurance .............        39,633        173,492        353,144        219,285    161.0%
                               ____________   ____________   ____________   ____________
                               $    920,931   $  1,102,309   $    995,107   $    813,729    122.3%
                               ============   ============   ============   ============



                                                                                                      SCHEDULE V
                                     TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _____________________
                                   SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                 Column A                Column B               Column C                Column D       Column E
                                                      ----------Additions----------
                                        Balance at    Charged to      Charged to                      Balance at
                                         beginning     costs and   other accounts -   Deductions -      end of
               Description               of period     expenses        describe         describe        period
                                                                 (Amounts in thousands)
Year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate ..   $ 30,251                    $   197 (C)      $  6,969 (G)    $ 23,479
      Real estate ....................     40,426                      2,124 (C)        16,269 (H)      26,281
      Consumer:
        Finance receivables ..........    107,175     $ 82,230         3,073 (D)        75,260 (I)     117,218 (K)
        Other assets .................      2,547        7,314 (A)                       7,579 (J)       2,282
      Commercial:
        Finance receivables ..........     80,668       18,320           486 (E)         8,805 (I)      90,669 (L)
        Other assets .................    156,985       (5,211)(B)    (1,308)(F)        85,380 (J)      65,086
                                         ________     ________       _______          ________        ________
                                         $418,052     $102,653       $ 4,572          $200,262        $325,015
                                         ========     ========       =======          ========        ========
Year ended December 31, 1993:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate ..   $ 25,940                    $10,396 (C)      $  6,085 (F)    $ 30,251
      Real estate ....................     44,134                      9,455 (C)        13,163 (H)      40,426
      Consumer:
        Finance receivables ..........    107,183     $ 63,946           476 (D)        64,430 (I)     107,175 (K)
        Other assets .................      2,206        5,952 (A)                       5,611 (J)       2,547
      Commercial:
        Finance receivables ..........     91,263       33,098          (178)(E)        43,515 (I)      80,668 (L)
        Other assets .................    121,549       50,000           365 (F)        14,929 (J)     156,985
                                         ________     ________       _______          ________        ________
                                         $392,275     $152,996       $20,514          $147,733        $418,052
                                         ========     ========       =======          ========        ========
Year ended December 31, 1992:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate ..   $ 26,643                    $21,260 (C)      $ 21,963 (G)    $ 25,940
      Real estate ....................     18,143                     29,088 (C)         3,097 (H)      44,134
      Consumer:
        Finance receivables ..........    107,235     $ 48,897        (3,275)(M)        45,674 (I)     107,183 (K)
        Other assets .................                   3,021 (A)     1,200 (N)         2,015 (J)       2,206
      Commercial:
        Finance receivables ..........    172,718       41,816        (2,134)(E)       121,137 (I)      91,263 (L)
        Other assets .................    142,062                      2,030 (F)        22,543 (J)     121,549
                                         ________     ________       _______          ________        ________
                                         $466,801     $ 93,734       $48,169          $216,429        $392,275
                                         ========     ========       =======          ========        ========

(A) Provision charged to operating expenses for losses on disposal of repossessed assets.
(B) Includes $5,273,000 reversal of valuation allowance from sale of the rent-to-own stores.
(C) Included in gains on investment transactions.
(D) Increase in connection with purchase of receivables and other adjustments.
(E) The 1994 increase and decreases in 1993 and 1992 were due to foreign exchange and other adjustments.
(F) The decrease in 1994 was associated with the settlement of litigation on previously charged off accounts.
    The increases in 1993 and 1992 were due to recoveries on assets held for sale.
(G) Reduction in reserves associated with the settlement of mortgage loan transactions.
(H) Reduction in reserves associated with the settlement of real estate transactions.
(I) Charges for net credit losses.
(J) Charges for losses on disposal of assets held for sale, which in 1994 for commercial lending includes
    $78,735,000 related to the disposal of the rent-to-own stores.
(K) Includes $1,680,000 in 1993 and $3,561,000 in 1992 related to securitized, sold and serviced receivables included in other liabilities in the consolidated balance sheet.
(L) Includes $938,000 related to securitized, sold and serviced receivables reported in other liabilities in the consolidated balance sheet.
(M) Decrease in amount included in other liabilities for securitized, sold and serviced receivables related to the run off of the securitized outstandings and other adjustments.
(N) Reclassification of allowance for losses on receivables in process of foreclosure.

Differences Between the Circulated Document and the Electronically Filed
Document


1. The document which is filed with the New York and Pacific Stock Exchanges will be a printed copy of the electronic document. However, the document which will be mass produced for general distribution will have different page numbering and page breaks than the electronically filed document.