Form 10-Q
period 1995-03-31
TRANSAMERICA CORP
filed 1995-05-10
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1995


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

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on April 28, 1995: 69,293,626 shares.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended March 31, 1995 and 1994, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1994. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

     On March 31, 1995, Transamerica acquired a portfolio of approximately 40,000 home equity loans from ITT Consumer Financial Corporation for $1,029.3 million in cash. For a discussion of this transaction see page 10 of this document.

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

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                                  Assets


                                                  March 31,    December 31,
                                                     1995          1994
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities                                $22,630.0     $21,037.0
  Mortgage loans and real estate                      461.1         455.5
  Equity securities                                   488.7         427.2
  Loans to life insurance policyholders               407.8         412.9
  Short-term investments                              194.5         163.7
                                                  _________     _________
                                                   24,182.1      22,496.3

Finance receivables                                 8,467.0       7,426.1
Less unearned fees ($278.3 in 1995
  and $248.2 in 1994) and allowance for
  losses                                              522.7         455.2
                                                  _________     _________
                                                    7,944.3       6,970.9

Cash and cash equivalents                              85.1          64.3
Trade and other accounts receivable                 2,695.3       2,610.3
Property and equipment, less accumulated
    depreciation of $1,026.5 in 1995 and
    $974.9 in 1994:
  Land, buildings and equipment                       375.2         360.7
  Equipment held for lease                          2,702.7       2,606.6
Deferred policy acquisition costs                   2,222.9       2,480.5
Separate account assets                             1,710.6       1,666.5
Goodwill, less accumulated amortization of
  $126.7 in 1995 and $123.2 in 1994                   440.2         443.7
Other assets                                          851.0         694.0
                                                  _________     _________
                                                  $43,209.4     $40,393.8
                                                  =========     =========

(Amounts in millions)

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _________________

                  CONSOLIDATED BALANCE SHEET (Continued)

                   Liabilities and Shareholders' Equity


                                                  March 31,    December 31,
                                                     1995          1994

Life insurance policy liabilities                 $25,448.0     $24,731.7
Notes and loans payable, principally of
  finance subsidiaries, of which $2,260.2
  in 1995 and $1,684 in 1994 matures
  within one year                                  10,398.5       9,173.1
Accounts payable and other liabilities              1,955.7       1,627.5
Income taxes                                          361.4         259.2
Separate account liabilities                        1,710.6       1,666.5

Minority interest in preferred securities
  of affiliate                                        200.0         200.0

Shareholders' equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares, at
      liquidation preference of $100,000
      per share, weighted average dividend
      rate of 4.66% in 1995 and 4.76% in 1994         225.0         225.0
    Outstanding--Series D, 180,591 shares in
      1995 and 181,642 shares in 1994, at
      liquidation preference of $500 per
      share, cumulative dividend rate of 8.5%          90.3          90.8
  Preference Stock (without par value)--
    5,000,000 shares authorized; none
    outstanding
  Common Stock ($1 par value):
    Authorized--150,000,000 shares
    Outstanding--69,263,313 shares in 1995
      and 69,395,099 shares in 1994, after
      deducting 10,475,149 shares and
      10,343,363 shares in treasury                    69.3          69.4
  Additional paid-in capital                           86.5          96.5
  Retained earnings                                 2,614.5       2,557.4
  Net unrealized gain (loss) from investments
    marked to fair value                               80.9        (265.1)
  Foreign currency translation adjustments            (31.3)        (38.2)
                                                  _________     _________
                                                    3,135.2       2,735.8
                                                  _________     _________
                                                  $43,209.4     $40,393.8
                                                  =========     =========

(Amounts in millions except for share data)

                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _______________

                    CONSOLIDATED STATEMENT OF INCOME


                                                     Three months ended
                                                          March 31,
                                                      1995        1994
REVENUES
Life insurance premiums and related
  income                                            $  425.5    $  330.5
Investment income                                      479.7       432.0
Finance charges and other fees                         270.1       246.3
Leasing revenues                                       169.0       113.6
Real estate and tax service revenues                    43.0        82.2
Gain on investment transactions                          3.1         2.6
Other                                                   30.1        28.2
                                                    ________    ________
                                                     1,420.5     1,235.4
EXPENSES
Life insurance benefits                                659.1       546.3
Life insurance underwriting, acquisition
  and other expenses                                   145.7       131.0
Leasing operating and maintenance costs                 89.0        57.8
Interest and debt expense                              168.3       122.6
Provision for losses on receivables                     25.9        24.2
Other, including administrative and general
  expenses                                             181.8       188.3
                                                    ________    ________
                                                     1,269.8     1,070.2
                                                    ________    ________
                                                       150.7       165.2
Income taxes                                            54.4        61.5
                                                    ________    ________
Income from continuing operations                       96.3       103.7
Loss from discontinued operations                                   (0.7)
                                                    ________    ________
Net income                                          $   96.3    $  103.0
                                                    ========    ========
Earnings per share of common stock (based
  on weighted average number of shares
  outstanding of 69,201,000 in 1995 and
  75,811,000 in 1994 after deduction of
  preferred dividends):
    Income from continuing operations
      before investment transactions                   $1.30       $1.27
    Gain on investment transactions                     0.03        0.02
                                                       _____       _____
    Income from continuing operations                   1.33        1.29
    Loss from discontinued operations                              (0.01)
                                                       _____       _____
    Net income                                         $1.33       $1.28
                                                       =====       =====
Dividends per share of common stock                    $0.50       $0.50
                                                       =====       =====

Ratio of earnings to fixed charges                      1.86        2.27


(Dollar amounts in millions except for share data)

                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              ____________

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                     Three months ended
                                                          March 31,
                                                      1995        1994

Balance at beginning of year                        $2,557.4    $2,297.9
Net income                                              96.3       103.0
Dividends on common stock                              (34.6)      (37.9)
Dividends on preferred stock                            (4.6)       (5.9)
                                                    ________    ________
Balance at end of period                            $2,614.5    $2,357.1
                                                    ========    ========



                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Three months ended
                                                         March 31,
                                                      1995        1994
OPERATING ACTIVITIES
Income from continuing operations                   $   96.3    $  103.7
Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies            107.6       257.4
  Amortization of policy acquisition costs              55.9        53.6
  Policy acquisition costs deferred                   (102.9)      (81.8)
  Depreciation and amortization                         71.4        47.4
  Other                                                 85.6        45.9
                                                    ________    ________
  Net cash provided by continuing operations           313.9       426.2

INVESTING ACTIVITIES
Finance receivables originated                      (4,840.7)   (4,135.0)
Finance receivables collected                        4,716.5     3,893.2
Purchase of investments                             (1,407.2)   (2,156.3)
Sales and maturities of investments                    663.7     1,852.3
Purchase of the container division assets
  of Tiphook plc                                                (1,061.4)
Purchase of finance receivables and other
  assets from ITT Consumer Finance
  Corporation                                       (1,029.3)
Other                                                 (173.7)     (159.1)
                                                    ________    ________
  Net cash used by investing activities             (2,070.7)   (1,766.3)

FINANCING ACTIVITIES
Proceeds from debt financing                         2,963.2     2,831.6
Payment of notes and loans                          (1,753.5)   (1,610.3)
Receipts from interest-sensitive policies
  credited to policyholder account balances          1,372.9       965.8
Return of policyholder balances on
  interest-sensitive policies                         (755.2)     (722.4)
Other common stock transactions                          9.8         2.7
Redemption of preferred stock                           (0.5)
Treasury stock purchases                               (19.9)      (75.4)
Dividends                                              (39.2)      (43.8)
                                                    ________    ________
  Net cash provided by financing activities          1,777.6     1,348.2
                                                    ________    ________
Increase in cash and cash equivalents                   20.8         8.1
Cash and cash equivalents at beginning
  of year                                               64.3        92.7
                                                    ________    ________
Cash and cash equivalents at end of period          $   85.1    $  100.8
                                                    ========    ========

(Amounts in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

     Transamerica's income from continuing operations for the first quarter of 1995 decreased $7.4 million (7%) compared to the first quarter of 1994.
Income from continuing operations for the first quarter of 1995 included net after tax gains from investment transactions aggregating $2 million compared to $1.7 million in the first quarter of 1994. Income from continuing operations before investment transactions decreased $7.7 million (8%) due primarily to decreases in real estate services and asset management and consumer lending operating results and higher unallocated interest and expenses. Partially offsetting these decreases were improvements in life insurance, commercial lending and leasing operating results.

     Gain (loss) on investment transactions, pretax, included in consolidated revenues, comprises (amounts in millions):

                                     Three months ended
                                          March 31,
                                        1995    1994

Net gain on sale of investments        $ 6.2   $12.9
Adjustment for impairment in value      (3.9)   (7.5)
Adjustment to amortization of
  deferred policy acquisition costs      0.8    (2.8)
                                       _____   _____
                                       $ 3.1   $ 2.6
                                       =====   =====

     As required by generally accepted accounting principles, the amortization of deferred policy acquisition costs was adjusted due to losses or gains realized on the sale of certain investments. The adjustment to the amortization of deferred policy acquisition costs has been included in investment transactions as an offset to the related gains or losses. Investment transactions also reflected loss provisions primarily for impairment in the value of certain nonperforming fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure.

Operating Income by Line of Business

     Changes in the earnings, capital requirements and liquidity of the Corporation's consolidated operations are best understood by considering the Corporation's separate business segments, which are discussed below.

                   REVENUES AND INCOME BY LINE OF BUSINESS

                                       Three months ended March 31,
                                      Revenues                 Income
                                  1995        1994         1995      1994
                                          (Amounts in millions)

Consumer lending                $  171.8    $  163.3      $17.7     $ 21.4
Commercial lending                 110.8        89.9       18.0       11.4
Leasing                            175.7       116.7       16.3       13.0
Amortization of goodwill                                   (3.3)      (3.3)
                                ________    ________      _____     ______
Finance                            458.3       369.9       48.7       42.5

Life insurance                     900.7       767.6       62.8       58.9

Real estate services and
  asset management                  61.0        99.7        3.9       25.4
Amortization of goodwill                                   (0.2)      (0.4)
                                ________    ________      _____     ______
Real estate services
  and asset management              61.0        99.7        3.7       25.0

Unallocated investment
  transactions, interest
  and expenses, less
  related income taxes               5.3        (1.8)     (18.9)     (22.7)
Consolidation eliminations          (4.8)
                                ________    ________      _____     ______
Total revenues and
  income from continuing
  operations                    $1,420.5    $1,235.4      $96.3     $103.7
                                ========    ========      =====     ======


Consumer Lending

     Consumer lending net income for the first quarter of 1995 was $17.6 million compared to $21.4 million for the first quarter of 1994. Consumer lending income before the amortization of goodwill for the first quarter of 1995 decreased $3.7 million (18%) from the first quarter of 1994 mainly due to reduced yields, increased interest expense and an increased provision for losses on receivables. Reduced yields reflected lower pricing introduced in mid-1994 to counteract increased competition (principally in California) and a decline in mortgage refinancing activity which substantially reduced fee income.

     Revenues increased $8.5 million (5%) in the first quarter of 1995 compared to 1994's first quarter mainly due to increased finance charges resulting from higher average finance receivables outstanding which more than offset the decline in the yield.

     Interest expense increased $9.8 million (17%) in the first quarter of 1995 over the first quarter of 1994 due to the cost of increased borrowings as a result of the higher level of finance receivables outstanding and an increase in short-term interest rates. The provision for losses on receivables increased $3.5 million (20%) due to growth in finance receivables compared to 1994's first quarter and increased credit losses mainly due to the higher level of finance receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.82% for the first quarter of 1995 compared to 1.93% for the first quarter of 1994.

     Net consumer finance receivables outstanding, excluding $955 million of net finance receivables purchased from ITT on March 31, 1995, increased $59.8 million (1%) in the first quarter of 1995 compared to a decrease of $24.6 million (1%) in the first quarter of 1994. Net consumer finance receivables at March 31, 1995, excluding the receivables purchased on March 31, 1995, included $3.4 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which 44% are located in California. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, excluding the receivables purchased from ITT on March 31, 1995, were $93.5 million (2.12% of finance receivables outstanding) at March 31, 1995 compared to $90.2 million (2.08% of finance receivables outstanding) at December 31, 1994. The increase reflects higher delinquent non-real estate secured receivables offset in part by a decline in delinquent real estate secured receivables. The increase in delinquent non-real estate secured receivables reflects the changing mix of products in the portfolio and the introduction of new products with higher delinquency experience. Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at March 31, 1995 and December 31, 1994, excluding the receivables purchased from ITT on March 31, 1995.

     Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale, excluding $28.7 million of repossessed assets purchased from ITT on March 31, 1995, totaled
$235.2 million at March 31, 1995 compared to $226.1 million at December 31, 1994. The increase reflects higher inventory in California and in other states. The increase in California is due to California's continuing weak real estate market and resultant longer disposal times. The increase in other states is mainly due to the higher level of finance receivables in such states. Since future improvement may be impacted by factors such as economic conditions and the state of the real estate market, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

     On March 31, 1995, the consumer lending operation purchased from ITT net consumer finance receivables of $1,011 million with an estimated fair value of $955 million and repossessed assets at an estimated fair value of $28.7 million for $1,029.3 million in cash. The purchased receivables were all real estate secured, of which 14% are located in California. As a result, the total consumer finance portfolio at March 31, 1995 included $4.4 billion of real estate secured loans, of which 37% are located in California. The purchased receivables included $145.5 million of receivables contractually past due 60 days or more with an estimated fair value of $107.6 million, representing 10.87% of the purchased finance receivables outstanding. An allowance for losses of $52.5 million has been established for the purchased receivables. The $109.1 million excess of the cash purchase price over the estimated fair value of the acquired assets (net of assumed liabilities of $11 million associated with the portfolio) has been included in other assets as customer renewal rights. The consumer lending operation did not assume any borrowings, tax liabilities or contingent liabilities of ITT. The purchase price has been allocated to the assets acquired based on the best information currently available as to the fair value of those assets. Investigations and evaluations to be carried out subsequent to the acquisition may provide a more accurate assessment of those fair values, in which case some modification of the allocation will be required.

Commercial Lending

     Commercial lending net income for the first quarter of 1995 was $15.3 million compared to $8.7 million for the first quarter of 1994. Income before the amortization of goodwill for the first quarter of 1995 increased $6.6 million (58%) over the first quarter of 1994. The increase, which resulted mainly from stronger margins, included a $2.8 million after tax gain from the sale in 1995 of a portfolio of consumer rediscount loans. Stronger margins, which continued into the first quarter, were a result of the higher spread between the indices at which the commercial lending operation lent to customers and the indices at which funds were borrowed. Lower operating expenses and a lower provision for losses on receivables also contributed to the increase.

     Revenues in the first quarter of 1995 increased $20.9 million (23%) over the first quarter of 1994 mainly due to a higher average portfolio yield attributable to higher interest rates and the gain on sale of the rediscount loan portfolio.

     Interest expense increased $13.2 million (54%) in the first quarter of 1995 over the first quarter of 1994 due to an increased average rate on borrowings resulting from higher short-term interest rates. Operating expenses declined $1.2 million (3%) mainly as a result of the elimination of expenses incurred in the management of the rent-to-own receivables portfolio which was sold, at no gain or loss, in January 1995. The provision for losses on receivables declined $1.8 million (26%) principally due to the sale of the consumer rediscount loan portfolio, which allowed current reserve levels to cover existing receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.71% for the first quarter of 1995 compared to a negative 0.08% for the first quarter of 1994 when recoveries on previously recorded losses exceeded credit losses.

     In February 1995, commercial lending sold for cash a portfolio consisting of consumer rediscount loans with a net outstanding receivable balance of $118 million. The transaction resulted in an after tax gain of $2.8 million. Also, in February 1995, the commercial lending operation amended its existing securitization arrangement under which it had previously securitized, with limited recourse, an interest in a $375 million pool of insurance premium finance receivables by securitizing an additional $100 million and increasing the eligible pool to $475 million for a three year term. These securitizations have been accounted for as sales. In March 1995, the commercial lending operation made a decision to exit its operations in Puerto Rico. This decision resulted in the reclassification of $47.5 million of net finance receivables to assets held for sale which is included in other assets in the consolidated balance sheet. Amounts for prior periods have not been reclassified.

     Net commercial finance receivables outstanding decreased $4 million (-%) in 1995 from December 31, 1994 due to the sale of the consumer rediscount portfolio, the reclassification of Puerto Rico receivables to assets held for sale, and the securitization and sale of an additional $100 million of insurance premium finance receivables. These decreases were offset by receivable growth in inventory finance due to increased volume. Management has established an allowance for losses equal to 2.41% of net commercial finance receivables outstanding at March 31, 1995 compared to 2.96% at December 31, 1994. This decrease is primarily the result of reclassifying the Puerto Rico receivables, which had a larger reserve requirement, to assets held for sale.

     Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $10 million (0.33% of receivables outstanding) at March 31, 1995 compared to $19.1 million (0.62% of receivables outstanding) at December 31, 1994. Delinquent receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale.

     Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful were $16.6 million (0.54% of receivables outstanding) at March 31, 1995 compared to $23.3 million (0.75% of receivables outstanding) at December 31, 1994. Nonearning receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale.

     Assets held for sale at March 31, 1995 totaled $34.7 million net of a $42.7 million valuation allowance, and consisted of rent-to-own finance receivables of $6.1 million, Puerto Rico assets of $56.9 million and other assets of $14.4 million. Assets held for sale at December 31, 1994 totaled $10.9 million, net of a $65.1 million valuation allowance, and consisted of rent-to-own finance receivables of $72.4 million and other assets of $3.6 million. Of the finance receivables held for sale at March 31, 1995, $7.9 million were classified as delinquent and $5.8 million were classified as nonearning compared to $24.5 million classified as both delinquent and nonearning at December 31, 1994.

Leasing

     Leasing net income for the first quarter of 1995 was $15.8 million compared to $12.5 million for the first quarter of 1994. Leasing income before the amortization of goodwill for the first quarter of 1995 increased $3.3 million (26%) over the first quarter of 1994 mainly due to more on hire standard and tank containers and European trailers. In addition, higher gains were experienced on the sale of equipment and increased earnings in the finance lease business due to a larger lease portfolio. Partially offsetting these increases were lower earnings in the rail trailer business, which experienced a downturn in utilization.

     Revenues for the first quarter of 1995 increased $59 million (51%) over the first quarter of 1994. The increase was primarily due to a larger standard and tank container fleet, principally as a result of the acquisition of the container division assets of Tiphook plc in March 1994, and higher utilization in the standard and tank container lines.

     Expenses for the first quarter of 1995 increased $53.2 million (55%) over the first quarter of 1994 mainly due to higher ownership and operating costs due to the larger container fleet.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 84% for the first quarter of 1995 compared to 82% during the first quarter of 1994. Rail trailer utilization was 78% for the first quarter of 1995 compared to 90% in the first quarter of 1994. European trailer utilization was 96% for the first quarters of 1995 and 1994.

Life Insurance

     Net income for the first quarter of 1995 increased $3.9 million (7%) compared to the first quarter of 1994. Net income included net after tax losses from investment transactions of $1 million in the first quarter of 1995 compared to net after tax gains from investment transactions of $3.3 million in the first quarter of 1994. Income before investment transactions for the first quarter of 1995 increased $8.2 million (15%) over the first quarter of 1994. The individual life insurance, structured settlements, living benefits, group pension and reinsurance lines all experienced increases in income before investment transactions in the first quarter of 1995 primarily as a result of maintained interest spreads on a larger asset base, increased charges on a larger base of interest-sensitive policies and favorable mortality experienced in the reinsurance line.

     Investment transactions for the first quarter of 1995 included after tax gains of $1 million realized on the sale of investments compared to $8 million in the first quarter of 1994. To the extent the investments sold relate to interest-sensitive insurance products an adjustment to deferred policy acquisition costs is also made. The adjustment to deferred policy acquisition costs is recorded as an offset to the related investment losses or gains. In the first quarter of 1995 investment transactions related to interest-sensitive products resulted in a loss, and the adjustment to the amortization of deferred policy acquisition costs reduced the loss by $600,000. In the first quarter of 1994 investment transactions related to interest-sensitive products resulted in a gain, and the accelerated amortization of deferred policy acquisition costs reduced that gain by $1.8 million. Investment transactions also reflected loss provisions of $2.6 million and $2.9 million in the first quarters of 1995 and 1994 primarily for impairment in the value of certain below investment grade fixed maturity investments.

     Premiums and other income increased $94.9 million (29%) in the first quarter of 1995 over the first quarter of 1994 primarily due to higher sales of annuity products, an increase in reinsurance assumed and an increase in charges on interest-sensitive policies.

     Net investment income for the first quarter of 1995 increased $44.7 million (10%) over the first quarter of 1994 due primarily to increased investments. Net investment income included $4.6 million of income in 1994 related to the accelerated accretion of discounts on securities called or expected to be called compared to a $100,000 downward adjustment in 1995.

     Life insurance benefit costs and expenses increased $127.6 million (19%) in the first quarter of 1995 over the first quarter of 1994 principally due to increases in benefits paid or provided attributable to the larger base of life insurance and annuities in force and higher amortization of deferred policy acquisition costs (exclusive of amortization adjustments related to investment gains or losses).

     Cash provided by operations for the first quarter of 1995 was $73.4 million above the 1994 first quarter amount primarily as a result of the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. The life insurance operation continues to maintain a sufficiently liquid portfolio to cover its operating requirements, with remaining funds being invested in longer term securities.

Real Estate Services and Asset Management

     Real estate services comprise Transamerica's real estate tax, property management and other related services.

     Income for the first quarter of 1995 decreased $21.5 million (85%) from the first quarter of 1994 primarily due to a significant decline in real estate tax service revenues caused by lower mortgage refinancings resulting from higher interest rates.

     Revenues for the first quarter of 1995 decreased $38.7 million (39%) from the first quarter of 1994 as a result of decreased business at the real estate tax service operation.

     On May 2, 1995 Transamerica sold the assets of its asset management subsidiary, Criterion Investment Management Company for gross proceeds of approximately $60 million. The transaction resulted in a small gain.

Unallocated Investment Transactions, Interest and Expenses

     Unallocated investment transactions, interest and expenses, after related income taxes, for the first quarter of 1995 decreased $3.8 million (17%) from the first quarter of 1994. The decrease was principally due to gains on investment transactions aggregating $3 million in 1995 compared to investment losses of $1.6 million in 1994.

Corporate Liquidity

     Transamerica Corporation receives funds from its subsidiaries in the form of dividends, income taxes and interest on loans. The Corporation uses these funds to pay dividends to its shareholders, reinvest in the operations of its subsidiaries and pay corporate interest, expenses and taxes. Reinvested funds are allocated among subsidiaries on the basis of capital requirements and expected returns. Reinvestment may be accomplished by allowing a subsidiary to retain all or a portion of its earnings, or by making capital contributions or loans.

     The Corporation also borrows funds to finance acquisitions or to lend to certain of its subsidiaries to finance their working capital needs. Subsidiaries are required to maintain prudent financial ratios consistent with other companies in their respective industries and retain the capacity through committed credit lines to repay working capital loans from the Corporation.

     On March 31, 1995, Transamerica acquired a portfolio of approximately 40,000 home equity loans from ITT Consumer Financial Corporation (ITT) for $1,029.3 million in cash which was funded primarily with long-term debt with the remainder funded by short-term bank financing. For a discussion of this transaction see page 10 of this document.

Investment Portfolio

     Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $24.2 billion at March 31, 1995, of which $22.6 billion was invested in fixed maturities. At March 31, 1995, 96.3% of the fixed maturities was rated as "investment grade," with an additional 2.7% in the BB category or its equivalent. The amortized cost of fixed maturities was $22.8 billion resulting in a net unrealized gain position, before the effects of income taxes, of $145 million at March 31, 1995. Fixed maturity investments are generally held for long-term investment and used primarily to support insurance reserves. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $9.9 million at March 31, 1995 compared to $12.4 million at December 31, 1994. Adjustment for impairment in value has been recorded to reduce certain fixed maturity investments by $87.5 million at March 31, 1995 and $92.1 million at December 31, 1994.

     The net unrealized gain/loss from investments marked to fair value, after related taxes and deferred acquisition cost adjustments, which is included in shareholders' equity improved $346 million and $174.7 million during the first quarters of 1995 and 1994. The 1994 improvement includes the effect of adopting Statement of Financial Accounting Standards No. 115.

     In addition to the investments in fixed maturities, $461.1 million (1.9% of the investment portfolio) was invested in mortgage loans and real estate including $381.7 million in commercial mortgage loans, $102.2 million in real estate investments, $22.3 million in foreclosed real estate and $400,000 in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $5.9 million at March 31, 1995. Problem loans decreased $1.8 million from December 31, 1994 to
March 31, 1995. Allowances for possible losses of $49.4 million at March 31, 1995 and $49.7 million at December 31, 1994 have been established to cover possible losses from mortgage loans and real estate investments.

Derivatives

     The operations of Transamerica are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from Transamerica's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, Transamerica hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements, interest rate floor agreements, interest rate cap agreements and options to enter into interest rate swap agreements (swaptions).

     Derivative financial instruments with a notional amount of $906.1 million at March 31, 1995 and $835.3 million at December 31, 1994 and designated as hedges of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $2,411.5 million at March 31, 1995 and $1,800.6 million at December 31, 1994 and designated as hedges of Transamerica's liabilities were outstanding. The increase in the notional amount outstanding of both asset and liability hedges in the quarter ended March 31, 1995 reflects additional derivative contracts entered into due to growth in the balances of the underlying hedged instruments.

     While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1995, the interest rate swap, floor, cap and swaption agreements are with financial institutions rated A or better by one or more of the major credit rating agencies. At March 31, 1995 the fair value of Transamerica's derivative financial instruments was a net benefit of $5.3 million comprising agreements with aggregate gross benefits of $40.6 million and agreements with aggregate gross obligations of $35.3 million.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Corporation's Annual Meeting of Stockholders held on April 27, 1995, its stockholders approved a number of proposals and nominations. Results of these proposals and nominations were:

                                Votes          Votes        Votes                    Broker--
                                 For          Against     Withheld    Abstentions   Non--Votes
Nomination for director:
  James R. Harvey             57,776,287                  600,107
  Gordon E. Moore             57,792,044                  584,350
  Condoleezza Rice            57,757,426                  618,968

Ratification of auditors      57,762,281      303,255                    310,858

Approval of adoption of
  the 1995 Performance
  Stock Option Plan           46,334,544    5,242,427                  1,125,037    5,674,386


A total of 58,376,394 shares were present in person or by proxy at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           EX-11     Statement Re: Computation of Per Share Earnings.
           EX-12     Computation of Ratio of Earnings to Fixed Charges.
           EX-27     Financial Data Schedule.

     (b) Reports on Form 8-K. During the quarter ended March 31, 1995, Transamerica filed a report on Form 8-K, dated March 3, 1995, announcing that its board of directors had approved, subject to shareholder approval, the 1995 Performance Stock Option Plan.


                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)

Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  May 10, 1995