Form 10-Q
period 1995-06-30
TRANSAMERICA CORP
filed 1995-08-09
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1995


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

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on July 31, 1995: 68,617,614 shares, after deducting 11,120,848 shares in treasury.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended June 30, 1995 and 1994, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1994. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the six months are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

     On March 31, 1995, Transamerica acquired a portfolio of approximately 40,000 home equity loans from ITT Consumer Financial Corporation (ITT) for $1,029.3 million in cash. For a discussion of this transaction see page 8 of this document.

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

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                                  Assets


                                                   June 30,    December 31,
                                                     1995          1994
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities                                $24,607.4     $21,037.0
  Equity securities                                   599.4         427.2
  Mortgage loans and real estate                      448.7         455.5
  Loans to life insurance policyholders               417.6         412.9
  Short-term investments                              159.5         163.7
                                                  _________     _________
                                                   26,232.6      22,496.3

Finance receivables                                 8,326.9       7,426.1
Less unearned fees ($277.5 in 1995
  and $248.2 in 1994) and allowance for
  losses                                              525.6         455.2
                                                  _________     _________
                                                    7,801.3       6,970.9

Cash and cash equivalents                             119.3          64.3
Trade and other accounts receivable                 2,848.3       2,610.3
Property and equipment, less accumulated
    depreciation of $1,046.6 in 1995 and
    $974.9 in 1994:
  Land, buildings and equipment                       379.9         360.7
  Equipment held for lease                          2,776.5       2,606.6
Deferred policy acquisition costs                   2,024.3       2,480.5
Separate account assets                             1,960.0       1,666.5
Goodwill, less accumulated amortization of
  $124.7 in 1995 and $123.2 in 1994                   409.4         443.7
Other assets                                          796.8         694.0
                                                  _________     _________
                                                  $45,348.4     $40,393.8
                                                  =========     =========

(Amounts in millions)

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _________________

                  CONSOLIDATED BALANCE SHEET (Continued)

                   Liabilities and Shareholders' Equity


                                                   June 30,    December 31,
                                                     1995          1994

Life insurance policy liabilities                 $26,176.9     $24,731.7
Notes and loans payable, principally of
  finance subsidiaries, of which $1,104
  in 1995 and $1,684 in 1994 matures
  within one year                                  10,253.0       9,173.1
Accounts payable and other liabilities              1,991.2       1,627.5
Income taxes                                          829.6         259.2
Separate account liabilities                        1,960.0       1,666.5

Minority interest in preferred securities
  of affiliate                                        200.0         200.0

Shareholders' equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares, at
      liquidation preference of $100,000
      per share, weighted average dividend
      rate of 4.61% in 1995 and 3.58% in 1994         225.0         225.0
    Outstanding--Series D, 180,091 shares in
      1995 and 181,642 shares in 1994, at
      liquidation preference of $500 per
      share, cumulative dividend rate of 8.5%          90.1          90.8
  Preference Stock (without par value)--
    5,000,000 shares authorized; none
    outstanding
  Common Stock ($1 par value):
    Authorized--150,000,000 shares
    Outstanding--68,749,158 shares in 1995
      and 69,395,099 shares in 1994, after
      deducting 10,989,304 shares and
      10,343,363 shares in treasury                    68.7          69.4
  Additional paid-in capital                           48.7          96.5
  Retained earnings                                 2,693.4       2,557.4
  Net unrealized gain (loss) from investments
    marked to fair value                              840.9        (265.1)
  Foreign currency translation adjustments            (29.1)        (38.2)
                                                  _________     _________
                                                    3,937.7       2,735.8
                                                  _________     _________
                                                  $45,348.4     $40,393.8
                                                  =========     =========

(Amounts in millions except for share data)

                                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _______________

                                      CONSOLIDATED STATEMENT OF INCOME

                                                       Six months ended              Three months ended
                                                            June 30,                       June 30,
                                                       1995         1994              1995          1994
REVENUES
Life insurance premiums and related
  income                                             $  930.6     $  739.5          $  505.1      $  409.0
Investment income                                       975.2        864.0             495.5         432.0
Finance charges and other fees                          571.5        508.0             301.4         261.7
Leasing revenues                                        343.0        278.2             174.0         164.6
Real estate and tax service revenues                     93.6        149.3              50.6          67.1
Gain on investment transactions                          13.3          7.4              10.2           4.8
Other                                                    74.3         52.0              44.2          23.8
                                                     ________     ________          ________      ________
                                                      3,001.5      2,598.4           1,581.0       1,363.0
EXPENSES
Life insurance benefits                               1,415.1      1,169.9             756.0         623.6
Life insurance underwriting, acquisition
  and other expenses                                    279.8        256.7             134.1         125.7
Leasing operating and maintenance costs                 179.3        144.7              90.3          86.9
Interest and debt expense                               354.1        265.1             185.8         142.5
Provision for losses on receivables                      51.4         48.0              25.5          23.8
Other, including administrative and general
  expenses                                              371.8        378.6             190.0         190.3
                                                     ________     ________          ________      ________
                                                      2,651.5      2,263.0           1,381.7       1,192.8
                                                     ________     ________          ________      ________
                                                        350.0        335.4             199.3         170.2
Income taxes                                            135.9        126.0              81.5          64.5
                                                     ________     ________          ________      ________
Income from continuing operations                       214.1        209.4             117.8         105.7
Loss from discontinued operations                                     (0.7)
                                                     ________     ________          ________      ________
Net income                                           $  214.1     $  208.7          $  117.8      $  105.7
                                                     ========     ========          ========      ========
Earnings per share of common stock (based
  on weighted average number of shares
  outstanding of 69,146,000 in 1995 and
  74,984,000 in 1994 after deduction of
  preferred dividends):
    Income from continuing operations
      before investment transactions                    $2.84        $2.57             $1.54          $1.30
    Gain on investment transactions                      0.12         0.06              0.09           0.04
                                                        _____        _____             _____          _____
    Income from continuing operations                    2.96         2.63              1.63           1.34
    Loss from discontinued operations                                (0.01)
                                                        _____        _____             _____          _____
    Net income                                          $2.96        $2.62             $1.63          $1.34
                                                        =====        =====             =====          =====
Dividends per share of common stock                     $1.00        $1.00             $0.50          $0.50
                                                        =====        =====             =====          =====

Ratio of earnings to fixed charges                       1.95         2.19

(Dollar amounts in millions except for share data)


Page 6
                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              ____________

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                      Six months ended
                                                          June 30,
                                                      1995        1994

Balance at beginning of year                        $2,557.4    $2,297.9
Net income                                             214.1       208.7
Dividends on common stock                              (69.0)      (72.9)
Dividends on preferred stock                            (9.1)      (11.9)
                                                    ________    ________
Balance at end of period                            $2,693.4    $2,421.8
                                                    ========    ========


                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Six months ended
                                                          June 30,
                                                      1995        1994
OPERATING ACTIVITIES
Income from continuing operations                   $  214.1    $  209.4
Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies            524.3       504.2
  Amortization of policy acquisition costs             109.0        93.8
  Policy acquisition costs deferred                   (201.0)     (186.1)
  Depreciation and amortization                        149.8       105.2
  Other                                                (67.6)      (19.6)
                                                    ________    ________
  Net cash provided by continuing operations           728.6       706.9

INVESTING ACTIVITIES
Finance receivables originated                      (9,166.7)   (8,455.5)
Finance receivables collected or sold                9,155.4     8,295.4
Purchase of investments                             (2,671.0)   (3,986.5)
Sales and maturities of investments                  1,464.5     2,864.2
Purchase of the container division assets
  of Tiphook plc                                                (1,061.4)
Purchase of finance receivables and other
  assets from ITT Consumer Finance
  Corporation                                       (1,029.3)
Proceeds from disposition of discontinued
  operations                                                       326.4
Cash transactions with discontinued operations                       5.4
Other                                                 (261.8)     (275.1)
                                                    ________    ________
  Net cash used by investing activities             (2,508.9)   (2,287.1)

FINANCING ACTIVITIES
Proceeds from debt financing                         5,313.4     4,764.3
Payment of notes and loans                          (4,250.2)   (3,728.2)
Receipts from interest-sensitive policies
  credited to policyholder account balances          2,376.0     2,171.2
Return of policyholder balances on
  interest-sensitive policies                       (1,476.6)   (1,180.8)
Treasury stock purchases                               (71.3)     (333.5)
Other common stock transactions                         22.9         4.4
Redemption of preferred stock                           (0.8)
Dividends                                              (78.1)      (84.8)
                                                    ________    ________
  Net cash provided by financing activities          1,835.3     1,612.6
                                                    ________    ________
Increase in cash and cash equivalents                   55.0        32.4
Cash and cash equivalents at beginning
  of year                                               64.3        92.7
                                                    ________    ________
Cash and cash equivalents at end of period          $  119.3    $  125.1
                                                    ========    ========

(Amounts in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

     Transamerica's income from continuing operations for the first half of 1995 increased $4.7 million (2%), compared to the first half of 1994. Income from continuing operations for the first half of 1995 included net after tax gains from investment transactions aggregating $8.6 million compared to $4.8 million in the first half of 1994. In the first half of 1995 Transamerica's income from continuing operations before investment transactions increased $900,000, less than 1%, due primarily to increases in life insurance, commercial lending and leasing operating results. Partially offsetting these improvements were declines in real estate services and asset management, and consumer lending operating results, and higher unallocated interest and expenses.

     Transamerica's income from continuing operations for the second quarter of 1995 increased $12.1 million (11%) compared to the second quarter of 1994. Income from continuing operations for the second quarter of 1995 included net after tax gains from investment transactions aggregating $6.6 million compared to $3.1 million in the second quarter of 1994. In the second quarter of 1995 Transamerica's income from continuing operations before investment transactions increased $8.6 million (8%) due primarily to increases in life insurance, leasing and commercial lending operating results. Partially offsetting these improvements were declines in real estate services and asset management, and consumer lending operating results, and higher unallocated interest and expenses.

     Gain (loss) on investment transactions, pretax, included in consolidated revenues, comprises (amounts in millions):

                                      Six months ended    Three months ended
                                          June 30,             June 30,
                                        1995    1994         1995    1994

Net gain on sale of investments        $22.6   $23.3        $16.3   $10.4
Adjustment for impairment in value      (6.7)   (9.8)        (2.7)   (2.3)
Accelerated amortization of deferred
  policy acquisition costs              (2.6)   (6.1)        (3.4)   (3.3)
                                       _____   _____        _____   _____
                                       $13.3   $ 7.4        $10.2   $ 4.8
                                       =====   =====        =====   =====

     The amortization of deferred policy acquisition costs is adjusted due to losses or gains realized on the sale of certain investments. The adjustment to the amortization of deferred policy acquisition costs is included in investment transactions as an offset to the related gains or losses. Investment transactions also reflected downward adjustments primarily for impairment in the value of certain nonperforming fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure.

Revenues and Income by Line of Business

                            REVENUES AND INCOME BY LINE OF BUSINESS
                                     Six months ended June 30,                Second quarter
                                  Revenues                 Income                 Income
                             1995        1994         1995        1994        1995      1994
                                                 (Amounts in millions)

Consumer lending           $  375.7    $  338.4      $ 40.6      $ 45.7      $ 22.9    $ 24.3
Commercial lending            217.7       185.0        33.0        25.4        15.0      14.0
Leasing                       357.8       285.2        35.1        28.7        18.8      15.7
Amortization of goodwill                               (6.5)       (6.5)       (3.2)     (3.2)
                           ________    ________      ______      ______      ______    ______
Finance                       951.2       808.6       102.2        93.3        53.5      50.8

Life insurance              1,899.7     1,606.4       136.1       121.9        73.3      63.0

Real estate services and
  asset management            146.6       185.5        15.7        42.1        11.8      16.7
Amortization of goodwill                               (0.3)       (0.9)       (0.1)     (0.5)
                           ________    ________      ______      ______      ______    ______
Real estate services
  and asset management        146.6       185.5        15.4        41.2        11.7      16.2

Unallocated:
  Interest and other
    expenses                                          (47.2)      (44.8)      (25.3)    (23.7)
  Investment trans-
    actions                    13.5        (2.1)        7.6        (2.2)        4.6      (0.6)
                           ________    ________      ______      ______      ______    ______
Unallocated investment
  transactions, interest
  and other expenses           13.5        (2.1)      (39.6)      (47.0)      (20.7)    (24.3)
Consolidation
  eliminations                 (9.5)
                           ________    ________      ______      ______      ______    ______
Total revenues and
  income from continuing
  operations               $3,001.5    $2,598.4      $214.1      $209.4      $117.8    $105.7
                           ========    ========      ======      ======      ======    ======


Consumer Lending

     On March 31, 1995, the consumer lending operation purchased from ITT net consumer finance receivables of $1,011 million with an estimated fair value of $955 million and repossessed assets with an estimated fair value of $28.7 million for $1,029.3 million in cash. The purchased receivables were all real estate secured, of which 14% were located in California. The $109.1 million excess of the cash purchase price over the estimated fair value of the acquired tangible assets (net of assumed liabilities of $11 million associated with the portfolio) was included in other assets as customer renewal rights. The consumer lending operation did not assume any borrowings, tax liabilities or contingent liabilities of ITT. The purchase price has been allocated to the assets acquired based on the best information currently available as to the fair value of those assets. Pending completion of review the purchase price allocation may be revised.

     Consumer lending net income for the first half and second quarter of 1995 was $40.5 million and $22.9 million compared to $45.6 million and $24.2 million for the comparable periods of 1994.

     Consumer lending income, before the amortization of goodwill, for the first half and second quarter of 1995, decreased $5.1 million (11%) and $1.4 million (6%) from the first half and second quarter of 1994. Results include the effects of the acquisition from ITT. The declines were mainly due to reduced fee income and an increased provision for losses on receivables, partially offset by earnings from the additional receivables acquired from ITT. In 1994, increased competition (principally in California) produced a high level of refinancing activity. Consequently, prepayment fee income was greater in the second quarter and first half of 1994 in comparison to the second quarter and first half of 1995. In response to the competition, the company introduced lower rates in 1994 which produced a higher level of customer renewals and related fee income in 1994 but a lower level of interest income in 1995.

     Revenues increased $37.3 million (11%) and $28.8 million (16%) in the first half and second quarter of 1995 compared to 1994's first half and second quarter mainly due to the effects of the ITT acquisition. Higher interest income resulting from higher average finance receivables outstanding, which more than offset the effects of lower rates and fee income, also contributed to the 1995 revenue increases.

     Interest expense increased $33.8 million (28%) and $24.1 million (40%) in the first half and second quarter of 1995 over the comparable 1994 periods as a result of the higher levels of finance receivables outstanding and an increase in short-term interest rates. The provision for losses on receivables increased $5.3 million (14%) and $1.8 million (9%) in the first half and second quarter of 1995 over the comparable 1994 periods due to increases in credit losses that more than offset the effects of declines in receivable growth excluding the ITT acquisition. Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges, were 1.76% and 1.71% (1.95% and 2.08% excluding the effects of the ITT acquisition on the average receivables outstanding) for the first half and second quarter of 1995 compared to 1.84% and 1.75% for the comparable periods of 1994.

     Consumer lending receivables grew 23% in the first half of 1995 due principally to the portfolio purchased from ITT. Excluding the loans acquired from ITT, receivable growth was 1%. Net consumer finance receivables outstanding at June 30, 1995, including the receivables purchased from ITT, included $4.3 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which 38% are located in California. Real estate loans originated in the second quarter of 1995 were $236.7 million compared to $526.1 million in the second quarter of 1994, due to a decline in renewal volume (which was caused in part by a return to higher rates in 1995) and increased competition.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $197.4 million (3.71% of finance receivables outstanding) at June 30, 1995 compared to $201.1 million (3.73% of finance receivables outstanding) at March 31, 1995 and $90.2 million (2.08% of finance receivables outstanding) at December 31, 1994. The $107.2 million increase from December 31, 1994 to June 30, 1995 includes $94.2 million relating to the ITT portfolio. Excluding the effects of the ITT acquisition, delinquency at June 30, 1995 would have been approximately 2.35%. Management has established an allowance for losses equal to 3.37% of net consumer finance receivables outstanding at June 30, 1995 compared to 2.83% at December 31, 1994; the increase in the percentage is due to the acquisition of the ITT portfolio. The higher delinquency in the ITT portfolio reflects the seller's previous emphasis on managing cash collections on a recency of payments basis rather than emphasizing improvements in collections on a contractual basis.

     When foreclosure proceedings begin on an account secured with real estate, the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $248.1 million at June 30, 1995, of which 71% pertains to California, compared to $226.1 million at December 31, 1994, of which 79% pertained to California. The $22 million increase includes $21.6 million relating to the ITT portfolio, of which 38% pertains to California. Because future improvements may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

Commercial Lending

     Commercial lending net income for the first half and second quarter of 1995 was $27.6 million and $12.3 million compared to $20 million and $11.3 million for the comparable periods of 1994.

     Income, before the amortization of goodwill, for the first half and second quarter of 1995 increased $7.6 million (30%) and $1 million (7%) over 1994's first half and second quarter. The first half increase included a $2.8 million after tax gain from the sale of a portfolio of consumer rediscount loans in the first quarter of 1995. The increases for the first half and second quarter of 1995 resulted mainly from increased margins. Margins improved as a result of the greater spread between the indices at which the commercial lending operation loaned to customers and the indices at which funds were borrowed and higher average net receivables in the inventory finance group. Lower operating expenses and a lower provision for losses also contributed to higher operating results.

     Revenues in the first half and second quarter of 1995 increased
$32.7 million (18%) and $11.7 million (12%) over the corresponding periods of 1994 mainly due to a higher average portfolio yield attributable to higher interest rates.

     Interest expense increased $24.3 million (46%) and $11.1 million (39%) in the first half and second quarter of 1995 over the comparable 1994 periods due to a higher average interest rate on borrowings. Operating expenses declined $1.5 million (2%) and $300,000 (1%) mainly as a result of the elimination of expenses incurred in the management of the rent-to-own receivables portfolio which was sold, at no gain or loss, in January 1995. The provision for losses on receivables declined $1.9 million (18%) and $100,000 (2%) in the first half and second quarter principally due to the sale of the consumer rediscount loan portfolio in the first quarter of 1995. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.34% and negative 0.03% for the first half and second quarter of 1995 compared to 0.26% and 0.60% for the comparable periods of 1994. During the second quarter of 1995, recoveries on previously recorded losses exceeded credit losses.

     Net commercial finance receivables outstanding decreased $74.8 million (2%) from December 31, 1994. The lower net receivables reflect the February 1995 sale of the consumer rediscount portfolio comprising $118 million of net outstanding receivables, the securitization of an additional $100 million of insurance premium finance receivables increasing the eligible pool from $375 million to $475 million for a three year term, and the reclassification of $47.5 million in net receivables outstanding to assets held for sale, which is included in other assets on the consolidated balance sheet, resulting from the commercial lending operation's decision in March 1995 to exit its operations in Puerto Rico. These decreases were offset in part by receivable growth in inventory finance due to increased volume. Management has established an allowance for losses equal to 2.59% of net commercial finance receivables outstanding as of June 30, 1995 compared to 2.96% at December 31, 1994. This decrease is primarily the result of reclassifying the Puerto Rico receivables, which had a larger percentage reserve requirement, to assets held for sale.

     Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivables balance for all other receivables over 60 days past due, were $10.6 million (0.35% of receivables outstanding) at June 30, 1995 compared to $19.1 million (0.62% of receivables outstanding) at December 31, 1994. Delinquent receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale.

     Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $19.6 million (0.65% of receivables outstanding) at June 30, 1995 compared to $23.3 million (0.75% of receivables outstanding) at December 31, 1994. Nonearning receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale.

     Assets held for sale as of June 30, 1995 totaled $24.8 million net of a $45.3 million valuation allowance, and consisted of Puerto Rico assets of $53.2 million, other assets of $11.1 million and rent-to-own receivables of $5.8 million. Assets held for sale at December 31, 1994 totaled $10.9 million, net of a $65.1 million valuation allowance, and consisted of rent-to-own finance receivables of $72.4 million and other assets of $3.6 million. Of the finance receivables held for sale at June 30, 1995, $6.2 million were classified as delinquent and $4.6 million were classified as nonearning compared to $24.5 million classified as both delinquent and nonearning at December 31, 1994.

Leasing

     Leasing net income for the first half and second quarter of 1995 was $34.1 million and $18.3 million compared to $27.7 million and $15.2 million for the first half and second quarter of 1994.

     Leasing income, before the amortization of goodwill, for the first half and second quarter of 1995, increased $6.4 million (22%) and $3.1 million (19%) over the first half and second quarter of 1994 mainly due to more on hire standard, tank and refrigerated containers and European trailers. In addition, higher gains were experienced on the sale of equipment and increased earnings in the finance lease business due to a larger lease portfolio. Partially offsetting these increases were lower earnings in the rail trailer business which experienced a downturn in utilization. Earnings also benefited from a $1.8 million after tax settlement of an outstanding state tax issue.

     Revenues for the first half and second quarter of 1995 increased
$72.6 million (26%) and $13.6 million (8%) over the corresponding 1994 periods. The increases were primarily due to a larger standard and tank container fleet, principally as a result of the acquisition of the container division assets of Tiphook plc in March 1994 and more on hire standard, tank and refrigerated containers and European trailers. Partially offsetting these increases were lower revenues in the rail trailer business.

     Expenses increased $62.1 million (26%) in the first half of 1995 over 1994's first half mainly due to higher ownership and operating costs resulting from the acquisition in March 1994 of the Tiphook plc container and tank fleet. Expenses increased $8.9 million (6%) in the second quarter of 1995 over 1994's second quarter mainly due to ownership costs associated with a larger fleet than in the second quarter of 1994 and a higher effective interest rate, offset in part by lower operating and administrative expenses.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 85% for the first half and 86% for the second quarter of 1995 compared to 81% for the first half and 80% for the second quarter of 1994. Rail trailer utilization was 75% and 72% for the first half and second quarter of 1995 compared to 92% and 94% for the first half and second quarter of 1994. European trailer utilization was 96% for the first half and 95% for the second quarter of 1995 compared to 96% for both the first half and second quarter of 1994.

Life Insurance

     Net income for the first half and second quarter of 1995 increased
$14.2 million (12%) and $10.3 million (16%) over the corresponding periods of 1994. Net income included net after tax gains from investment transactions of $1 million and $2 million in the first half and second quarter of 1995 compared to $7.1 million and $3.8 million in the first half and second quarter of 1994.

     Income before investment transactions increased $20.3 million (18%) and $12.1 million (20%) in the first half and second quarter of 1995 over the comparable periods of 1994. The individual life insurance, structured settlements, living benefits, group pension, reinsurance and Canadian lines all experienced increases in income before investment transactions in the first half and second quarter of 1995 primarily as a result of stable interest spreads on a growing asset base, increased charges on a larger base of interest-sensitive policies and favorable mortality experienced in the individual life insurance and reinsurance lines.

     Investment transactions for the first half and second quarter of 1995 included after tax gains of $7 million and $6 million realized on the sale of investments compared to $13.7 and $5.7 million for the corresponding periods of 1994. In the first half and second quarter of 1995 investment transactions related to interest-sensitive products resulted in gains, and the adjustment to the amortization of deferred policy acquisition costs reduced the gains by $1.7 million and $2.3 million after tax. In the first half and second quarter of 1994 investment transactions related to interest-sensitive products also resulted in gains, and the adjustment to the amortization of deferred policy acquisition costs reduced the gains by $4 million and $2.2 million after tax. Investment transactions in the first half and second quarter of 1995 also reflected downward adjustments of $4.3 million and $1.7 million after tax, primarily for impairment in the value of certain below investment grade fixed maturity investments. Such downward adjustment was $2.7 million in the first half of 1994. There was no such adjustment in the second quarter of 1994.

     Premiums and other income increased $191.1 million (26%) and $96.2 million (24%) for the first half and second quarter of 1995 compared to the corresponding periods in 1994 primarily due to higher sales of annuity products, an increase in reinsurance assumed and an increase in charges on interest-sensitive policies.

     Net investment income increased $102.3 million (12%) and $57.6 million (13%) for the first half and second quarter of 1995 compared to the corresponding periods in 1994, due primarily to increased investments. Net investment income for the first half and second quarter of 1995 included $1.5 million and $1.6 million related to the accelerated accretion of discounts on securities called or expected to be called compared to $5.6 million and $1 million for the corresponding periods of 1994.

     Life insurance benefit costs and expenses increased $268.2 million (19%) and $140.6 million (19%) for the first half and second quarter of 1995 compared to the corresponding periods in 1994 principally due to increases in benefits paid or provided attributable to the larger base of life insurance and annuities in force and higher amortization of deferred policy acquisition costs (exclusive of amortization adjustments related to investment gains or losses).

     Cash provided by operations for the first half and second quarter of 1995 increased $171.1 million (102%) and $97.7 million (137%) compared to the corresponding periods in 1994 principally due to the increased investment income from asset growth and the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. The life insurance operation continues to maintain a sufficiently liquid portfolio to cover its operating requirements, with remaining funds being invested in longer term securities.

Real Estate Services and Asset Management

     Real estate services comprise Transamerica's real estate tax, real estate investments, property management and other services. Asset management comprised Criterion Investment Management Company (CIMC) which on May 2, 1995 sold substantially all of its assets for gross proceeds of $60 million and in 1994, Transamerica Fund Management Company which was sold on December 21, 1994. The CIMC transaction resulted in a $4.8 million after tax gain.

     Real estate services and asset management net income for the first half and second quarter of 1995 was $15.4 million and $11.7 million compared to $41.2 million and $16.2 million for the comparable periods of 1994.

     Income before the amortization of goodwill for the first half and second quarter of 1995 decreased $26.4 million (63%) and $4.9 million (29%) from the comparable 1994 periods, primarily due to a significant decline in real estate tax service revenues caused by lower mortgage refinancings resulting from higher interest rates, offset in part by the $4.8 million gain on the sale of the assets of Criterion Investment Management Company.

     Revenues for the first half and second quarter of 1995 decreased $38.9 million (21%) and $200,000 (less than 1%) from the comparable 1994 periods as a result of decreased business at the real estate tax service operation and the disposition of substantially all the asset management assets, offset in part by a $23.8 million pretax gain on the sale of CIMC.

Unallocated Investment Transactions, Interest and Expenses

     Unallocated investment transactions, interest and expenses, after related income taxes, for the first half and second quarter of 1995 resulted in a $7.4 million (16%) and $3.6 million (15%) lower expense than in the comparable periods of 1994. The decreases were principally due to gains on investment transactions aggregating $7.6 million and $4.6 million in the first half and second quarter of 1995 compared to investment losses of $2.2 million and $600,000 in the comparable periods of 1994. Excluding investment transactions, unallocated interest and expenses increased $2.4 million and $1.6 million in the first half and second quarter of 1995 over the comparable 1994 periods primarily due to increased interest expense as a result of higher outstanding debt.

Corporate Liquidity and Capital Requirements

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

     On March 31, 1995, Transamerica acquired a portfolio of approximately 40,000 home equity loans from ITT for $1,029.3 million in cash which was funded primarily with long-term debt with the remainder funded by short-term bank financing. For a discussion of this transaction see page 8 of this document.

     On June 16, 1995, Transamerica announced that its board of directors had authorized additional purchases of up to 2 million shares of the company's common stock of which 243,900 had been purchased as of June 30, 1995. As a result of this, and other previously announced share purchase programs, during the first half and second quarter of 1995 Transamerica purchased 1,185,100 shares and 851,900 shares for $67.1 million and $50.1 million respectively.

Investment Portfolio

     Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $26.2 billion at June 30, 1995, of which $24.6 billion was invested in fixed maturities. At June 30, 1995, 96.4% of the fixed maturities was rated as "investment grade" with an additional 2.6% in the BB category or its equivalent. The amortized cost of fixed maturities was $23.4 billion resulting in a net unrealized gain position, before the effects of income taxes, of $1.2 billion at June 30, 1995. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $3.4 million at June 30, 1995 compared to $12.4 million at December 31, 1994. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $82.2 million at June 30, 1995 and $92.1 million at December 31, 1994.

     The net unrealized gain/loss from investments marked to fair value, after related taxes and deferred acquisition cost adjustments, which is included in shareholders' equity improved $1,106 million during the first half of 1995 and deteriorated $855.9 million in the comparable 1994 period.

     In addition to the investments in fixed maturities, $448.7 million (1.7% of the investment portfolio), net of allowance for losses of $49.4 million, was invested in mortgage loans and real estate including $368.7 million in commercial mortgage loans, $400,000 in residential mortgage loans, $108.8 million in real estate investments and $20.2 million in foreclosed real estate. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $5.8 million at June 30, 1995. Problem loans decreased $1.9 million from December 31, 1994 to June 30, 1995. Allowances for possible losses of $49.4 million at June 30, 1995 and $49.7 million at December 31, 1994 have been established to cover possible losses from mortgage loans and real estate investments.

Derivatives

     The operations of Transamerica are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from Transamerica's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, Transamerica hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements, interest rate floor agreements, interest rate cap agreements, warrants and options to enter into interest rate swap agreements (swaptions).

     Derivative financial instruments with a notional amount of $994.1 million at June 30, 1995 and $835.3 million at December 31, 1994 and designated as hedges of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $2,270.5 million at June 30, 1995 and $1,800.6 million at December 31, 1994 and designated as hedges of Transamerica's liabilities were outstanding. The increase in the notional amount outstanding of both asset and liability hedges in the six months ended June 30, 1995 reflects additional derivative contracts entered into due to growth in the balances of the underlying hedged instruments.

     While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1995, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. At June 30, 1995 the fair value of Transamerica's derivative financial instruments was a net benefit of $30.3 million comprising agreements with aggregate gross benefits of $71.1 million and agreements with aggregate gross obligations of $40.8 million.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           EX-10.1  Amendment No. 7 to the Registrant's 1985 Stock Option and
                    Award Plan.
           EX-10.2  Form of Nonqualified Stock Option Agreement under the
                    Registrant's 1995 Performance Stock Option Plan.
           EX-10.3  Form of Nonqualified Stock Option Agreement granted with
                    Tandem Limited Stock Appreciation Right under the
                    Registrant's 1995 Performance Stock Option Plan.
           EX-10.4  Form of Tandem Limited Stock Appreciation Right under the
                    Registrant's 1995 Performance Stock Option Plan.
           EX-11    Statement Re: Computation of Per Share Earnings.
           EX-12    Computation of Ratio of Earnings to Fixed Charges.
           EX-27    Financial Data Schedule.

     (b)   Reports on Form 8-K.  None.

                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)

Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  August 8, 1995