Form 10-Q
period 1995-09-30
TRANSAMERICA CORP
filed 1995-11-14
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1995


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

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on October 31, 1995: 68,369,681 shares, after deducting 11,368,781 shares in treasury.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended September 30, 1995 and 1994, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1994. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the nine months are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

     On March 31, 1995, Transamerica acquired a portfolio of approximately 40,000 home equity loans from ITT Consumer Financial Corporation (ITT) for $1,029.3 million in cash. For a discussion of this transaction see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                *  *  *  *  *

     Earnings per share are calculated by dividing income available to common shareholders by the average number of common and (where materially dilutive) common stock equivalent shares outstanding. Earnings available to common shareholders are computed by deducting preferred dividends from income. The computation of primary earnings per share is based upon the weighted average number of common shares outstanding during the period. The computation of fully diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common stock equivalents (where materially dilutive), using the treasury stock method.

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

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                                  Assets


                                                September 30,  December 31,
                                                     1995          1994
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities                                $24,994.1     $21,037.0
  Equity securities                                   707.3         427.2
  Mortgage loans and real estate                      463.6         455.5
  Loans to life insurance policyholders               412.0         412.9
  Short-term investments                               85.5         163.7
                                                  _________     _________
                                                   26,662.5      22,496.3

Finance receivables                                 8,230.2       7,426.1
Less unearned fees ($283.4 in 1995
  and $248.2 in 1994) and allowance for
  losses                                              533.4         455.2
                                                  _________     _________
                                                    7,696.8       6,970.9

Cash and cash equivalents                              84.6          64.3
Trade and other accounts receivable                 3,177.0       2,610.3
Property and equipment, less accumulated
    depreciation of $1,085.6 in 1995 and
    $974.9 in 1994:
  Land, buildings and equipment                       412.5         360.7
  Equipment held for lease                          2,839.1       2,606.6
Deferred policy acquisition costs                   2,039.3       2,480.5
Separate account assets                             2,282.3       1,666.5
Goodwill, less accumulated amortization of
  $128 in 1995 and $123.2 in 1994                     405.7         443.7
Other assets                                          749.3         694.0
                                                  _________     _________
                                                  $46,349.1     $40,393.8
                                                  =========     =========

(Amounts in millions)

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _________________

                  CONSOLIDATED BALANCE SHEET (Continued)

                   Liabilities and Shareholders' Equity


                                                September 30,  December 31,
                                                     1995          1994

Life insurance policy liabilities                 $26,910.6     $24,731.7
Notes and loans payable, principally of
  finance subsidiaries, of which $1,092.1
  in 1995 and $1,684 in 1994 matures
  within one year                                  10,173.3       9,173.1
Accounts payable and other liabilities              1,785.9       1,627.5
Income taxes                                          903.7         259.2
Separate account liabilities                        2,282.3       1,666.5

Minority interest in preferred securities
  of affiliate                                        200.0         200.0

Shareholders' equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares, at
      liquidation preference of $100,000
      per share, weighted average dividend
      rate of 4.32% in 1995 and 4.76% in 1994         225.0         225.0
    Outstanding--Series D, 180,091 shares in
      1995 and 181,642 shares in 1994, at
      liquidation preference of $500 per
      share, cumulative dividend rate of 8.5%          90.0          90.8
  Preference Stock (without par value)--
    5,000,000 shares authorized; none
    outstanding
  Common Stock ($1 par value):
    Authorized--150,000,000 shares
    Outstanding--68,335,602 shares in 1995
      and 69,395,099 shares in 1994, after
      deducting 11,402,860 shares and
      10,343,363 shares in treasury                    68.3          69.4
  Additional paid-in capital                           14.2          96.5
  Retained earnings                                 2,801.8       2,557.4
  Net unrealized gain (loss) on investments
    marked to fair value                              918.8        (265.1)
  Foreign currency translation adjustments            (24.8)        (38.2)
                                                  _________     _________
                                                    4,093.3       2,735.8
                                                  _________     _________
                                                  $46,349.1     $40,393.8
                                                  =========     =========

(Amounts in millions except for share data)

                                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _______________

                                      CONSOLIDATED STATEMENT OF INCOME

                                                      Nine months ended              Three months ended
                                                         September 30,                   September 30,
                                                       1995         1994              1995          1994
REVENUES
Life insurance premiums and related
  income                                             $1,424.7     $1,141.5          $  494.1      $  402.0
Investment income                                     1,476.3      1,318.5             501.1         454.5
Finance charges and other fees                          867.5        773.1             296.0         265.1
Leasing revenues                                        520.5        445.0             177.5         166.8
Real estate and tax service revenues                    147.9        200.6              54.3          51.3
Gain on investment transactions                          51.3         16.6              38.0           9.2
Other                                                    94.5         74.4              20.2          22.4
                                                     ________     ________          ________      ________
                                                      4,582.7      3,969.7           1,581.2       1,371.3
EXPENSES
Life insurance benefits                               2,169.4      1,793.8             754.3         623.9
Life insurance underwriting, acquisition
  and other expenses                                    407.8        384.8             128.0         128.1
Leasing operating and maintenance costs                 269.3        232.6              90.0          88.0
Interest and debt expense                               535.4        413.3             181.3         148.2
Provision for losses on receivables                      77.4         76.0              26.0          27.9
Other, including administrative and general
  expenses                                              593.1        572.2             221.3         193.6
                                                     ________     ________          ________      ________
                                                      4,052.4      3,472.7           1,400.9       1,209.7
                                                     ________     ________          ________      ________
                                                        530.3        497.0             180.3         161.6
Income taxes                                            169.2        182.7              33.3          56.7
                                                     ________     ________          ________      ________
Income from continuing operations                       361.1        314.3             147.0         104.9
Loss from discontinued operations                                     (0.7)
                                                     ________     ________          ________      ________
Net income                                           $  361.1     $  313.6          $  147.0      $  104.9
                                                     ========     ========          ========      ========
Primary earnings per share of common
  stock:
    Income from continuing operations                   $5.04        $4.03             $2.08         $1.40
    Loss from discontinued operations                                (0.01)
                                                        _____        _____             _____         _____
    Net income                                          $5.04        $4.02             $2.08         $1.40
                                                        =====        =====             =====         =====
Earnings per common share assuming
  full dilution:
    Income from continuing operations                   $5.04        $4.03             $1.99         $1.40
    Loss from discontinued operations                                (0.01)
                                                        _____        _____             _____         _____
    Net income                                          $5.04        $4.02             $1.99         $1.40
                                                        =====        =====             =====         =====


Dividends per share of common stock                     $1.50        $1.50             $0.50         $0.50
                                                        =====        =====             =====         =====

Ratio of earnings to fixed charges                       1.96         2.14

(Dollar amounts in millions except for share data)


Page 6
                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              ____________

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                     Nine months ended
                                                       September 30,
                                                      1995        1994

Balance at beginning of year                        $2,557.4    $2,297.9
Net income                                             361.1       313.6
Dividends on common stock                             (103.1)     (108.2)
Dividends on preferred stock                           (13.6)      (18.2)
                                                    ________    ________
Balance at end of period                            $2,801.8    $2,485.1
                                                    ========    ========


                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Nine months ended
                                                       September 30,
                                                      1995        1994
OPERATING ACTIVITIES
Income from continuing operations                  $   361.1   $   314.3
Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies            803.0       638.1
  Amortization of policy acquisition costs             152.0       141.1
  Policy acquisition costs deferred                   (289.9)     (295.0)
  Depreciation and amortization                        223.8       183.9
  Other                                               (254.9)      167.9
                                                   _________   _________
  Net cash provided by continuing operations           995.1     1,150.3

INVESTING ACTIVITIES
Finance receivables originated                     (13,979.6)  (12,901.9)
Finance receivables collected or sold               14,055.5    12,422.4
Purchase of investments                             (4,365.1)   (8,321.2)
Sales and maturities of investments                  2,568.8     6,281.9
Purchase of the container division assets
  of Tiphook plc                                                (1,061.4)
Purchase of finance receivables and other
  assets from ITT Consumer Finance
  Corporation                                       (1,029.3)
Proceeds from disposition of discontinued
  operations                                                       326.4
Cash transactions with discontinued operations                       5.4
Other                                                 (382.8)     (483.6)
                                                   _________   _________
  Net cash used by investing activities             (3,132.5)   (3,732.0)

FINANCING ACTIVITIES
Proceeds from debt financing                         6,510.1     5,730.3
Payment of notes and loans                          (5,525.4)   (4,421.3)
Receipts from interest-sensitive policies
  credited to policyholder account balances          4,003.8     3,477.6
Return of policyholder balances on
  interest-sensitive policies                       (2,629.9)   (1,708.4)
Treasury stock purchases                              (119.7)     (338.3)
Other common stock transactions                         36.3         6.5
Redemption of preferred stock                           (0.8)
Dividends                                             (116.7)     (126.4)
                                                   _________   _________
  Net cash provided by financing activities          2,157.7     2,620.0
                                                   _________   _________
Increase in cash and cash equivalents                   20.3        38.3
Cash and cash equivalents at beginning
  of year                                               64.3        92.7
                                                   _________   _________
Cash and cash equivalents at end of period         $    84.6   $   131.0
                                                   =========   =========

(Amounts in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

     Transamerica's income from continuing operations for the first nine months of 1995 increased $46.8 million (15%), compared to the first nine months of 1994. Income from continuing operations for the first nine months of 1995 included net after tax gains from investment transactions aggregating $33.4 million compared to $10.8 million in the first nine months of 1994. In the first nine months of 1995 Transamerica's income from continuing operations before investment transactions increased $24.2 million (8%). Income from continuing operations before investment transactions for the 1995 period includes a $30 million tax benefit from the satisfactory resolution of prior years' tax matters and a $2.9 million after tax benefit from the settlement of a class action lawsuit involving an investment in fixed maturity securities issued by Franklin Savings Association. These items were offset in part by a $21.5 million after tax provision for an expected loss on the Transamerica Center in downtown Los Angeles in anticipation of a planned sale and leaseback transaction that is subject to regulatory approval. Excluding these unusual items, income from continuing operations before investment transactions for the first nine months of 1995 increased $12.8 million (4%) due primarily to increases in life insurance, leasing and commercial lending operating results. Partially offsetting these improvements were declines in real estate services and asset management, and consumer lending operating results and higher unallocated interest and expenses.

     Transamerica's income from continuing operations for the third quarter of 1995 increased $42.1 million (40%) compared to the third quarter of 1994. Income from continuing operations for the third quarter of 1995 included net after tax gains from investment transactions aggregating $24.8 million compared to $6 million in the third quarter of 1994. In the third quarter of 1995 Transamerica's income from continuing operations before investment transactions increased $23.3 million (24%). Income from continuing operations before investment transactions for the 1995 period includes the items discussed in the preceding paragraph. Excluding these unusual items, income from continuing operations before investment transactions for the third quarter of 1995 increased $11.9 million (12%) due primarily to increases in life insurance, leasing, consumer lending and commercial lending operating results and lower unallocated interest and expenses. Partially offsetting these improvements were declines in real estate services and asset management operating results.

     Gain (loss) on investment transactions, pretax, included in consolidated revenues, comprises (amounts in millions):

                                     Nine months ended    Three months ended
                                       September 30,         September 30,
                                        1995    1994         1995    1994

Net gain on sale of investments        $74.5   $43.0        $51.9   $19.7
Adjustment for impairment in value     (17.0)  (17.5)       (10.3)   (7.7)
Accelerated amortization of deferred
  policy acquisition costs              (6.2)   (8.9)        (3.6)   (2.8)
                                       _____   _____        _____   _____
                                       $51.3   $16.6        $38.0   $ 9.2
                                       =====   =====        =====   =====


     The net gain on sale of investments for the first nine months and third quarter of 1995 includes $23.5 million from the settlement of a class action lawsuit involving an investment in fixed maturity securities issued by Franklin Savings Association.

     The amortization of deferred policy acquisition costs is adjusted due to gains or losses realized on the sale of certain investments. The adjustment to the amortization of deferred policy acquisition costs is included in investment transactions as an offset to the related gains or losses. Investment transactions also reflected downward adjustments primarily for impairment in the value of certain nonperforming fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure.

                            REVENUES AND INCOME BY LINE OF BUSINESS
                                  Nine months ended September 30,             Third quarter
                                  Revenues                 Income                 Income
                             1995        1994         1995        1994        1995      1994
                                     (Amounts in millions, except for share data)

Consumer lending           $  578.1    $  515.1      $ 64.8      $ 68.4      $ 24.2    $ 22.7
Commercial lending            322.8       281.1        47.5        38.5        14.5      13.1
Leasing                       543.2       456.6        55.8        45.1        20.7      16.4
Amortization of goodwill                               (9.8)       (9.8)       (3.3)     (3.3)
                           ________    ________      ______      ______      ______    ______
Finance                     1,444.1     1,252.8       158.3       142.2        56.1      48.9

Life insurance              2,889.6     2,454.4       213.7       179.7        78.6      64.8
Investment transactions        31.5        20.4        20.5        13.2        19.5       6.2
                           ________    ________      ______      ______      ______    ______
Life insurance              2,921.1     2,474.8       234.2       192.9        98.1      71.0

Real estate services and
  asset management            209.3       258.9        23.1        51.8         7.4       9.7
Amortization of goodwill                               (0.4)       (1.3)       (0.1)     (0.4)
                           ________    ________      ______      ______      ______    ______
Real estate services
  and asset management        209.3       258.9        22.7        50.5         7.3       9.3

Unallocated:
  Interest and other
    expenses                    2.2         1.7       (67.0)      (68.9)      (19.8)    (24.1)
  Investment trans-
    actions                    19.8        (3.7)       12.9        (2.4)        5.3      (0.2)
                           ________    ________      ______      ______      ______    ______
Unallocated investment
  transactions, interest
  and other expenses           22.0        (2.0)      (54.1)      (71.3)      (14.5)    (24.3)
Consolidation
  eliminations                (13.8)      (14.8)
                           ________    ________      ______      ______      ______    ______
Total revenues and
  income from continuing
  operations               $4,582.7    $3,969.7      $361.1      $314.3      $147.0    $104.9
                           ========    ========      ======      ======      ======    ======
Primary earnings per share
  of common stock:
  Income from continuing
    operations before
    investment transactions                           $4.56       $3.88       $1.72     $1.31
  Gain on investment
    transactions                                       0.48        0.15        0.36      0.09
                                                      _____       _____       _____     _____
  Income from continuing
    operations                                        $5.04       $4.03       $2.08     $1.40
                                                      =====       =====       =====     =====


Consumer Lending

     On March 31, 1995, the consumer lending operation purchased for $1,029.3 million in cash substantially all the assets and assumed certain liabilities of the home equity business of ITT. The purchase price was allocated as follows: consumer finance receivables of $955 million, which were all real estate secured, of which 14% was located in California; allowance for losses of $52.5 million; assets held for sale of $28.7 million; customer renewal rights of $109.1 million; and assumed liabilities of $11 million. The consumer lending operation did not assume any borrowings, tax liabilities or contingent liabilities of ITT. The purchase price has been allocated to the assets acquired based on the best information currently available as to the fair value of those assets. Pending completion of review, the purchase price allocation may be revised.

     Consumer lending net income for the first nine months and third quarter of 1995 was $64.7 million and $24.2 million compared to $68.3 million and $22.7 million for the comparable periods of 1994. Consumer lending income, before the amortization of goodwill, for the first nine months and third quarter of 1995 was $64.8 million and $24.2 million compared to $68.4 million and $22.7 million in the comparable periods of 1994.

     Consumer lending income, before the amortization of goodwill, for the first nine months and third quarter of 1995, decreased $3.6 million (5%) and increased $1.5 million (7%) from the first nine months and third quarter of 1994. These comparisons reflect reduced fee income in both periods and additional earnings from the receivables acquired from ITT which more than offset the reduced fee income in the third quarter. Prepayment and other fee income was lower in the first nine months and third quarter of 1995 in comparison to the first nine months and third quarter of 1994 because increased competition (principally in California) produced a high level of refinancing activity in 1994 which did not continue into 1995. In response to the increased competition, the company introduced lower rates in 1994 which produced a higher level of customer renewals and related fee income in 1994 but a lower level of interest income in 1995.

     Revenues increased $63 million (12%) and $25.7 million (15%) in the first nine months and third quarter of 1995 compared to 1994's first nine months and third quarter mainly due to higher interest income resulting principally from the effects of the ITT acquisition, which more than offset the effects of lower fee income.

     Interest expense increased $53.5 million (29%) and $19.7 million (31%) in the first nine months and third quarter of 1995 over the comparable 1994 periods as a result of the higher levels of finance receivables outstanding and an increase in short-term interest rates. The provision for losses on receivables increased $4.4 million (7%) in the first nine months of 1995 over the comparable 1994 period due to increases in credit losses. In the third quarter of 1995, the provision for losses on receivables decreased $900,000 (4%) compared to the year ago period due to the effects of a decline in net receivables outstanding during the third quarter of 1995, compared to an increase in net receivables outstanding during the third quarter of 1994. Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges, were 1.77% and 1.78% for the first nine months and third quarter of 1995 compared to 1.91% and 2.01% for the comparable periods of 1994. The decrease resulted from the effects of the inclusion of the ITT portfolio in average receivables outstanding. Credit losses (net of recoveries) in total increased $8.5 million (15%) and $2.6 million (13%) in the first nine months and third quarter of 1995 over the comparable 1994 periods.

     Consumer lending receivables grew 21% in the first nine months of 1995 due principally to the portfolio purchased from ITT. Excluding the loans acquired from ITT, receivable growth was 1%. Net consumer finance receivables outstanding of $5 billion at September 30, 1995 included $4.1 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which 38% are located in California. Real estate loans originated in the third quarter of 1995 were $269.9 million compared to $476.8 million in the third quarter of 1994, due to a decline in renewal volume (which was caused in part by a return to higher rates in early 1995) and increased competition. The non-real estate loan portfolio has grown 12.7% since December 31, 1994, reflecting management's strategy to pursue growth in that area.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $139.2 million (2.65% of finance receivables outstanding) at September 30, 1995 compared to $197.4 million (3.71% of finance receivables outstanding) at June 30, 1995 and $90.2 million (2.08% of finance receivables outstanding) at December 31, 1994. The $49 million increase from December 31, 1994 to September 30, 1995 includes the effects of the ITT portfolio acquisition which included the purchase of delinquent accounts at a discount. The $58.2 million decrease from June 30, 1995 to September 30, 1995 is principally due to accelerated collection activity on the acquired ITT portfolio. Management has established an allowance for losses equal to 3.41% of net consumer finance receivables outstanding at September 30, 1995 compared to 2.83% at December 31, 1994; the increase in the percentage is due to the acquisition of the ITT portfolio.

     When foreclosure proceedings begin on an account secured with real estate, the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $239.1 million at September 30, 1995, of which 73% pertained to California, compared to $226.1 million at December 31, 1994, of which 79% pertained to California. Because future improvements may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

Commercial Lending

     Commercial lending net income for the first nine months and third quarter of 1995 was $39.3 million and $11.7 million compared to $30.4 million and $10.4 million for the comparable periods of 1994. Commercial lending income, before the amortization of goodwill, for the first nine months and third quarter of 1995 was $47.5 million and $14.5 million compared to $38.5 million and $13.1 million in the comparable periods of 1994.

     Income, before the amortization of goodwill, for the first nine months and third quarter of 1995 increased $9 million (23%) and $1.4 million (10%) over the corresponding periods of 1994. Operating results for the first nine months included a $4.8 million after tax gain from the sale of a portfolio of consumer rediscount loans in the first quarter of 1995, $2 million of which was included in third quarter operating income when certain seller contingencies expired. Results for the 1994 periods included a $9 million ($5.5 million after tax) charge for the relocation of the corporate home office, and a $5.3 million ($4 million after tax) benefit from the reversal of a valuation allowance no longer required due to the sale of the repossessed rent-to-own stores. Excluding the items discussed above, commercial lending income before the amortization of goodwill, for the first nine months of 1995 increased $2.7 million (7%) and decreased $2.1 million (15%) for the quarter. The increase for the first nine months resulted mainly from increased margins and a lower provision for losses. Margins improved in the nine month period as a result of a greater spread between the indices at which the commercial lending operation loaned to customers and the indices at which funds were borrowed. The third quarter decrease was primarily due to start-up costs associated with the equipment finance and leasing division of business credit, which began operations in the second quarter of 1995 and provides collateralized equipment lending.

     Revenues in the first nine months and third quarter of 1995 increased $41.7 million (15%) and $9 million (9%) over the corresponding periods of 1994 due to a higher average portfolio yield attributable to higher interest rates.

     Interest expense increased $30.5 million (37%) and $6.2 million (21%) in the first nine months and third quarter of 1995 over the comparable 1994 periods due to a higher average interest rate on borrowings. Operating expenses declined $2.8 million (2%) and $1.3 million (3%) in the first nine months and third quarter of 1995 from the comparable 1994 periods mainly as a result of the $9 million ($5.5 million after tax) charge in the third quarter of 1994 for the relocation of the corporate home office which was offset in part by the $5.3 million ($4 million after tax) valuation allowance no longer required due to the sale of the repossessed rent-to-own stores. Excluding the unusual items in 1994, operating expenses increased $900,000 (1%) and $2.4 million (6%) in the first nine months and third quarter of 1995 primarily due to expenses related to the start up of the equipment finance and leasing operation. The provision for losses on receivables declined $3 million (19%) and $1.1 million (23%) in the first nine months and third quarter of 1995 from the comparable 1994 periods principally due to charges in 1994 related to the consumer rediscount loan portfolio which was sold in the first quarter of 1995 and lower losses during 1995 in the liquidating portfolio offset in part by an increased provision in the insurance premium finance business. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.28% and 0.17% for the first nine months and third quarter of 1995 compared to 0.24% and 0.18% for the comparable periods of 1994.

     Net commercial finance receivables outstanding at September 30, 1995 decreased $107.6 million (4%) from December 31, 1994. The lower net receivables reflect the February 1995 sale of the consumer rediscount loan portfolio comprising $118 million of net outstanding receivables, the securitization of an additional $100 million of insurance premium finance receivables which increased the eligible pool from $375 million to $475 million for a three year term, and the reclassification of $47.5 million in net receivables outstanding to assets held for sale, which is included in other assets on the consolidated balance sheet, resulting from the commercial lending operation's decision in March 1995 to exit its operations in Puerto Rico. These decreases were offset in part by receivables growth in the equipment finance and leasing portfolio. Management has established an allowance for losses equal to 2.69% of net commercial finance receivables outstanding as of September 30, 1995 compared to 2.96% at December 31, 1994. This decrease is primarily the result of reclassifying the Puerto Rico receivables, which had a larger reserve requirement, to assets held for sale.

     Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $9.9 million (0.33% of receivables outstanding) at September 30, 1995 compared to $19.1 million (0.62% of receivables outstanding) at December 31, 1994. Delinquent receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale. Increased delinquency in the core business units was more than offset by the decline in the liquidating portfolio delinquency.

     Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $22.4 million (0.75% of receivables outstanding) at September 30, 1995 compared to $23.3 million (0.75% of receivables outstanding) at December 31, 1994. The decline in nonearning receivables was primarily due to the reclassification of $5.4 million of nonearning Puerto Rico receivables to assets held for sale which was offset by an increase in nonearning receivables in the core business portfolio.

     Assets held for sale as of September 30, 1995 totaled $20.4 million, net of a $44.7 million valuation allowance, and consisted of Puerto Rico assets of $49.7 million, other assets of $9.8 million, and rent-to-own receivables of $5.6 million. The March 1995 decision to exit operations in Puerto Rico resulted in the reclassification of $47.5 million in net receivables and $9.4 million in other assets to assets held for sale. In October 1995 the commercial lending operation sold $48 million of the assets of its Puerto Rican operation at no gain or loss. Assets held for sale at December 31, 1994 totaled $10.9 million, net of a $65.1 million valuation allowance, and consisted of rent-to-own finance receivables of $72.4 million and other assets of $3.6 million. Of the finance receivables held for sale at September 30, 1995, $6.1 million were classified as delinquent and $4.6 million were classified as nonearning compared to $24.5 million classified as both delinquent and nonearning at December 31, 1994.

Leasing

     Leasing net income for the first nine months and third quarter of 1995 was $54.2 million and $20.1 million compared to $43.6 million and $15.9 million for the first nine months and third quarter of 1994. Leasing income, before the amortization of goodwill, for the first nine months and third quarter of 1995 was $55.8 million and $20.7 million compared to $45.1 million and $16.4 million in the comparable periods of 1994.

     Leasing income, before the amortization of goodwill, for the first nine months and third quarter of 1995, increased $10.7 million (24%) and $4.3 million (26%) over the first nine months and third quarter of 1994 mainly due to more on-hire standard and tank containers and European trailers. In addition, higher gains were experienced on the sale of equipment and a $2.2 million after tax favorable adjustment to depreciation resulted from the final settlement of the Tiphook purchase price in the third quarter of 1995. Partially offsetting these increases were lower earnings in the rail trailer business which experienced a downturn in utilization. Earnings for the nine months also benefited from a $1.8 million settlement of an outstanding state tax issue in the second quarter of 1995.

     Revenues for the first nine months and third quarter of 1995 increased $86.6 million (19%) and $13.9 million (8%) over the corresponding 1994 periods. The increases were primarily due to a larger standard and tank container fleet, principally as a result of the acquisition of the container division assets of Tiphook plc in March, 1994 and more on-hire standard, tank and refrigerated containers and European trailers. Partially offsetting these increases were lower revenues in the rail trailer business.

     Expenses increased $69 million (18%) and $6.9 million (5%) in the first nine months and third quarter of 1995 over 1994's first nine months and third quarter mainly due to higher ownership and operating costs associated with larger standard, tank and refrigerated container and European trailer fleets.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 86% and 85% for the first nine months and third quarter of 1995, compared to 81% for both the first nine months and third quarter of 1994. Rail trailer utilization was 75% and 74% for the first nine months and third quarter of 1995 compared to 91% for both the first nine months and third quarter of 1994. European trailer utilization was 95% and 94% for the first nine months and third quarter of 1995 compared to 96% and 95% for the first nine months and third quarter of 1994.

Life Insurance

     Net income for the first nine months and third quarter of 1995 increased $41.3 million (21%) and $27.1 million (38%) over the corresponding periods of 1994. Net income included net after tax gains from investment transactions of $20.5 million and $19.5 million in the first nine months and third quarter of 1995 compared to $13.2 million and $6.2 million in the first nine months and third quarter of 1994.

     Income before investment transactions increased $34 million (19%) and $13.8 million (21%) in the first nine months and third quarter of 1995 over the comparable periods of 1994. Income before investment transactions in the third quarter of 1995 included a $4.4 million tax benefit related to the favorable settlement of a prior year tax matter and a $2.9 million after tax benefit related to the settlement of, and related disposition of, the life insurance operations' investment in fixed maturity securities issued by Franklin Savings Association. The structured settlements, living benefits, group pension and reinsurance lines all experienced increases in income before investment transactions in the first nine months and third quarter of 1995 primarily as a result of relatively stable interest spreads on a growing asset base. The Canadian line benefited from a lower level of claims in the third quarter of 1995 compared to the third quarter of 1994. The individual life insurance line continued to benefit from higher policy related income resulting from a larger base of interest-sensitive policies but experienced a slight decrease in income before investment transactions in the third quarter of 1995 compared to the third quarter of 1994 primarily as a result of a higher level of claims experienced in the current year quarter compared to the same prior year quarter.

     Investment transactions for the first nine months and third quarter of 1995 included after tax gains of $35.6 million and $28.6 million realized on the sale of investments compared to $26.8 million and $13.1 million for the corresponding periods of 1994. Investment transactions for the third quarter of 1995 include an after tax gain of $15.3 million from the settlement of a class action lawsuit involving an investment in fixed maturity securities issued by Franklin Savings Association. In the first nine months and third quarter of 1995 investment transactions related to interest-sensitive products resulted in gains, and the adjustment to the amortization of deferred policy acquisition costs reduced the gains by $4 million and $2.3 million after tax. In the first nine months and third quarter of 1994 investment transactions related to interest-sensitive products also resulted in gains, and the adjustment to the amortization of deferred policy acquisition costs reduced the gains by $5.8 million and $1.8 million after tax. Investment transactions in the first nine months and third quarter of 1995 also reflected downward adjustments of $11.1 million and $6.8 million after tax, primarily for impairment in the value of certain below investment grade fixed maturity investments. Such downward after tax adjustments were $7.7 million and $5 million in the first nine months and third quarter of 1994.

     Premiums and other income increased $283.2 million (25%) and $92.1 million (23%) for the first nine months and third quarter of 1995 compared to the corresponding periods of 1994 primarily due to an increase in reinsurance income and an increase in charges on interest-sensitive policies.

     Net investment income increased $151.9 million (12%) and $49.6 million (11%) for the first nine months and third quarter of 1995 compared to the corresponding periods of 1994 due primarily to increased investments. Net investment income for the third quarter of 1995 also included $4.4 million pretax income ($2.9 million after tax) related to the settlement of, and related disposition of, the life insurance operations' investment in fixed maturity securities issued by Franklin Savings Association.

     Life insurance benefit costs and expenses increased $398.7 million (18%) and $130.5 million (17%) for the first nine months and third quarter of 1995 compared to the corresponding periods of 1994 principally due to increases in benefits paid or provided attributable to the larger base of life insurance and annuities in force.

     Cash provided by operations for the first nine months of 1995 increased $136.1 million (45%) over the same period in 1994 principally due to the increased investment income from asset growth and the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. Cash provided by operations for the third quarter of 1995 decreased $35 million (27%) compared to the same period in 1994 principally due to the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables offset in part by increased investment income from asset growth. The life insurance operation continues to maintain a sufficiently liquid portfolio to cover its operating requirements, with remaining funds being invested in longer term securities.

Real Estate Services and Asset Management

     Real estate services comprise Transamerica's real estate tax, real estate investments, property management and other services. Asset management comprised Criterion Investment Management Company (CIMC), which on May 2, 1995 sold substantially all of its assets for gross proceeds of $60 million, and in 1994, Transamerica Fund Management Company which was sold on December 21, 1994. The CIMC transaction resulted in a $4.8 million after tax gain.

     Real estate services and asset management net income for the first nine months and third quarter of 1995 was $22.7 million and $7.3 million compared to $50.5 million and $9.3 million for the comparable periods of 1994.

     Income before the amortization of goodwill for the first nine months and third quarter of 1995 decreased $28.7 million (55%) and $2.3 million (24%) from the comparable 1994 periods, primarily due to a significant decline in real estate tax service revenues caused by lower mortgage refinancings, offset in part, in the nine month period, by the $4.8 million gain on the sale of the assets of CIMC.

     Revenues for the first nine months and third quarter of 1995 decreased $49.6 million (19%) and $10.7 million (15%) from the comparable 1994 periods as a result of decreased business at the real estate tax service operation and the disposition of the asset management operations, offset in part, in the nine month period, by a $23.8 million pretax gain on the CIMC transaction.

     In the fourth quarter of 1995, Transamerica expects to record up to $7 million after tax in restructuring charges principally in connection with the real estate tax service business.

Unallocated Investment Transactions, Interest and Expenses

     Unallocated investment transactions, interest and expenses, after related income taxes, for the first nine months and third quarter of 1995 included a $25.6 million benefit from the satisfactory resolution of prior years tax matters. This benefit was partially offset by a $21.5 million after tax provision for an expected loss on the Transamerica Center in downtown Los Angeles in anticipation of a planned sale and leaseback transaction that is subject to regulatory approval.

     Excluding the items discussed above, unallocated investment transactions, interest and expenses, after related income taxes, for the first nine months and third quarter of 1995 resulted in a $13.1 million (18%) and $5.6 million (23%) lower expense than in the comparable periods of 1994. The decreases were principally due to gains on investment transactions aggregating
$12.9 million and $5.2 million in the first nine months and third quarter of 1995 compared to investment losses of $2.4 million and $200,000 in the comparable periods of 1994. Excluding investment transactions, unallocated interest and expenses increased $2.2 million in the first nine months of 1995 over the comparable 1994 period primarily due to increased interest expense as a result of higher outstanding debt. Unallocated interest and expenses excluding investment transactions for the third quarter of 1995 decreased $200,000.

Corporate Liquidity and Capital Requirements

     Transamerica Corporation receives funds from its subsidiaries in the form of dividends, income taxes and interest on loans. The Corporation uses these funds to pay dividends to its shareholders or purchase treasury shares, reinvest in the operations of its subsidiaries and pay corporate interest, expenses and taxes. Reinvested funds are allocated among subsidiaries on the basis of capital requirements and expected returns. Reinvestment may be accomplished by allowing a subsidiary to retain all or a portion of its earnings, or by making capital contributions or loans.

     The Corporation also borrows funds to finance acquisitions or to lend to certain of its subsidiaries to finance their working capital needs. Subsidiaries are required to maintain prudent financial ratios consistent with other companies in their respective industries and retain the capacity through committed credit lines to repay working capital loans from the Corporation.

     On March 31, 1995, Transamerica acquired a portfolio of approximately 40,000 home equity loans from ITT for $1,029.3 million in cash which was funded primarily with long-term debt with the remainder funded by short-term bank financing. For a discussion of this transaction see "Consumer Lending."

     On June 16, 1995, Transamerica announced that its board of directors had authorized additional purchases of up to 2 million shares of the company's common stock of which 968,600 had been purchased as of September 30, 1995. As a result of this, and other previously announced share purchase programs, during the first nine months and third quarter of 1995 Transamerica purchased 1,909,800 shares and 724,700 shares for $113 million and $45.9 million.

Investment Portfolio

     Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $26.7 billion at September 30, 1995, of which $25 billion was invested in fixed maturities. At
September 30, 1995, 96.5% of the fixed maturities was rated as "investment grade" with an additional 2.6% in the BB category or its equivalent. The amortized cost of fixed maturities was $23.7 billion resulting in a net unrealized gain position, before the effects of income taxes, of $1.3 billion at September 30, 1995. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $3.4 million at September 30, 1995 compared to $12.4 million at December 31, 1994. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $87 million at September 30, 1995 and $92.1 million at December 31, 1994.

     In addition to the investments in fixed maturities, $463.7 million (1.7% of the investment portfolio), net of allowance for losses of $52.8 million, was invested in mortgage loans and real estate including $417.2 million in commercial mortgage loans, $300,000 in residential mortgage loans, $76.9 million in real estate investments and $22.1 million in foreclosed real estate. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $6.5 million at September 30, 1995. Problem loans decreased $1.2 million from December 31, 1994 to September 30, 1995. Allowances for possible losses of $52.8 million at September 30, 1995 and $49.7 million at December 31, 1994 have been established to cover possible losses from mortgage loans and real estate investments.

     The net unrealized gain/loss from investments marked to fair value, after related taxes and deferred acquisition cost adjustments, which is included in shareholders' equity improved $1,184 million during the first nine months of 1995 and deteriorated $1,033.2 million in the comparable 1994 period.

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

     Derivative financial instruments with a notional amount of $1,342.1 million at September 30, 1995 and $835.3 million at December 31, 1994 and designated as hedges of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $2,549.7 million at September 30, 1995 and $1,800.6 million at December 31, 1994 and designated as hedges of Transamerica's liabilities were outstanding. The increase in the notional amount outstanding of both asset and liability hedges in the nine months ended September 30, 1995 reflects additional derivative contracts entered into primarily due to growth in the balances of the underlying hedged instruments.

     While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1995, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. At September 30, 1995 the fair value of Transamerica's derivative financial instruments was a net benefit of $43.5 million comprising agreements with aggregate gross benefits of $85.5 million and agreements with aggregate gross obligations of $42 million.

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

Date:  November 14, 1995