Form 10-K405
period 1995-12-31
TRANSAMERICA CORP
filed 1996-03-26
CIK 99189

Page 1
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

     Aggregate market value of Common Stock, $1 par value, held by nonaffil-iates of the registrant as of the close of business at February 29, 1996:
$5,116,599,569.

     Number of shares of Common Stock, $1 par value, outstanding as of the close of business on February 29, 1996: 67,926,257.

                    Documents incorporated by reference:

     Portions of the Transamerica Corporation 1995 Annual Report to Stockholders are incorporated by reference into Parts I and II. With the exception of those portions which are incorporated by reference, the Trans-america Corporation 1995 Annual Report is not deemed filed as part of this Report.

     Portions of the Proxy Statement of Transamerica Corporation dated March 18, 1996 are incorporated by reference into Part III. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year.)

                              TABLE OF CONTENTS


                                                                       Page
                                                                       ____

Part I:
  Item  1.  Business .................................................   3
  Item  2.  Properties ...............................................  21
  Item  3.  Legal Proceedings ........................................  21
  Item  4.  Submission of Matters to a Vote of Securities Holders ....  22
  Item 4A.  Executive Officers of the Registrant .....................  22

Part II:
  Item  5.  Market for Registrant's Common Equity and Related Stock-
            holder Matters ...........................................  22
  Item  6.  Selected Financial Data ..................................  22
  Item  7.  Management's Discussion and Analysis of Financial Condi-
            tion and Results of Operations ...........................  23
  Item  8.  Financial Statements and Supplementary Data ..............  23
  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ......................  23
Part III:
  Item 10.  Directors and Executive Officers of the Registrant .......  23
  Item 11.  Executive Compensation ...................................  26
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management ...............................................  26
  Item 13.  Certain Relationships and Related Transactions ...........  27

Part IV:
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K .................................................  27

                                   PART I
ITEM I.  BUSINESS

     Transamerica Corporation is a financial services organization which engages through its subsidiaries in life insurance, consumer lending, commercial lending, leasing and real estate services. Transamerica was incorporated in Delaware in 1928.

     On May 2, 1995, Transamerica sold substantially all of the assets of Criterion Investment Management Company for gross proceeds of $60,000,000 which were used to reduce debt. The transaction resulted in an after tax gain of $4,800,000.

     On March 31, 1995, Transamerica purchased for $1,027,300,000 in cash substantially all the assets and assumed certain liabilities of the home equity business of ITT Consumer Financial Corporation (ITT). The purchase price was allocated as follows: consumer finance receivables of $966,400,000, which were all real estate secured, of which 14% was located in California; allowance for losses of $52,700,000; assets held for sale of $26,800,000; customer renewal rights of $97,800,000; and assumed liabilities of $11,000,000. Transamerica did not assume any borrowings, tax liabilities or contingent liabilities of ITT. The initial financing of the acquisition was provided through short-term bank loans which have been repaid and refinanced with long-term debt.

     On December 21, 1994, Transamerica sold its mutual fund subsidiary, Transamerica Fund Management Company, for gross proceeds of $100,000,000 which were used to reduce debt. The transaction resulted in an after tax gain of $4,857,000.

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

     Information concerning Transamerica's investment portfolio is incorporated herein by reference to "Investment Portfolio" on page 61 and

"Note E. Financial Instruments" on pages 70 through 75 of the Transamerica Corporation 1995 Annual Report.

BUSINESS SEGMENT INFORMATION

     "Note G. Business Segment Information" on page 77 of the Transamerica Corporation 1995 Annual Report is incorporated herein by reference.

     The business activities of Transamerica's principal subsidiaries are more fully described below.

LIFE INSURANCE

     Transamerica's life insurance business is generated through lines of business which include life insurance, structured settlements, group pension, living benefits, reinsurance and Canada. These lines of business conduct their operations through one or more of the following entities: Transamerica Occidental Life Insurance Company, Transamerica Life Insurance and Annuity Company, First Transamerica Life Insurance Company, Transamerica Life Insurance Company of Canada and Transamerica Assurance Company (hereinafter collectively referred to as "Transamerica Life Companies"). The Transamerica Life Companies are engaged primarily in the business of underwriting, distribution and reinsurance of investment based and traditional life insurance products in all states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, Canada, Taiwan and Hong Kong.

     The life insurance business is highly competitive. Competition arises from numerous stock and mutual life insurance companies in the United States, many of which offer products similar to those offered by the Transamerica Life Companies. In the pension and annuity markets, competition also arises from banks, mutual funds and other investment managers. Both product and price competition are intense. The Transamerica Life Companies' key competitive strengths are their financial position, broad product range, market position and diversified distribution system.

     The following table sets forth certain statistical information relating to the Transamerica Life Companies' operations.

                                         Years Ended December 31,
                                 ________________________________________
                                     1995          1994          1993
                                      (Dollar amounts in thousands)
Insurance in force at
    end of period:(1)(2)
  Whole life and endowment ....  $167,105,237  $153,162,434  $150,151,065
  Individual term life ........   197,703,190   187,841,222   172,441,372
  Group life(3) ...............    16,048,712     9,630,184     7,838,176
  Credit life(4) ..............        59,026       132,619       200,787
                                 ____________  ____________  ____________
    Total .....................  $380,916,165  $350,766,459  $330,631,400
                                 ============  ============  ============
New insurance written:(2)
  Whole life and endowment(5) .  $ 23,891,802  $ 23,056,708  $ 29,303,712
  Individual term life(6) .....    50,502,861    37,823,218    46,724,456
  Group life(3) ...............     7,856,432     2,369,123     2,057,706
  Credit life(4) ..............                                       449
                                 ____________  ____________  ____________
    Total .....................  $ 82,251,095  $ 63,249,049  $ 78,086,323
                                 ============  ============  ============

Premium income:(7)
  Individual life and annui-
    ties(8) ...................  $    663,387  $    599,948  $    543,580
  Group life and annuities(9) .       190,392       137,913        95,004
  Accident and health (individ-
    ual, group and credit)(10)        286,255       280,587       227,640
                                 ____________  ____________  ____________
    Total .....................  $  1,140,034  $  1,018,448  $    866,224
                                 ============  ============  ============

Average individual life policy
  in force at end of year
  (actual dollar amounts) .....  $    155,274  $    149,064  $    144,050
Average individual life policy
  issued during year (actual
  dollar amounts)(11) .........  $    236,401  $    243,634  $    247,944
Number of individual life
  policies in force at end of
  year ........................     1,227,603     1,221,765     1,200,076
Ratio of underwriting expenses
  to premiums and other consid-
  erations(12) ................         7.5%           8.7%          8.9%
Lapse ratio--adjusted for de-
    creases and expiries of
    term insurance and rein-
    surance assumed:(13)
  Transamerica Life Companies .         7.8%           8.0%          8.9%
  All U.S. stock life insur-
    ance companies(14) ........       (15)             8.3%          9.8%

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

     (3) The increases were due to growth in sales of insurance through salary deduction plans offered by employers.

     (4) The company discontinued this line of business in 1988 and there have been significant decreases in insurance in force and new insurance written since that time. In 1990, the company transferred the remaining operations of the credit insurance line to a trust administered by an independent third party. Insurance in force represents business which is only cancelable at the policyholder's request. New insurance written in 1993 represents added business on existing policies.

     (5) The 1995 increase was primarily attributable to increased marketing efforts. The 1994 decrease was due to reduced sales of Trendsetter policies.

     (6) The changes were due primarily to the varying level of reinsurance assumed.

     (7) Premiums on reinsurance assumed have been included; cancellations and return premiums and premiums on reinsurance ceded have been deducted. Considerations for supplementary contracts and deposit administration funds received have not been included.

     (8) The increases were due primarily to increased sales of individual annuity policies.

     (9) The increases were due primarily to changing levels of sales of group annuity policies, principally single premium pension contracts.

     (10) The increases were primarily due to an increased level of reinsurance assumed.

     (11) The declines were primarily due to lower face amounts of universal life products.

     (12) The ratio is the percentage of salaries and other operating expenses to premiums and other considerations.

     (13) The lapse ratio is calculated in accordance with the A.M. Best Company, Inc. formula. It is the ratio of amounts of ordinary life insurance terminated during the year to the aggregate of (1) ordinary life insurance in force at the beginning of the year plus (2) new business issued during the prior year.

     (14) Industry median, as provided by A.M. Best Company, Inc.

     (15) Information not yet available for 1995.

                            _____________________

     Transamerica Life Companies' individual life insurance business is generated through a system of 669 field sales offices primarily in the United States and Canada, 48 of which are branch offices operated by employees and the remainder are independent offices operated by independent general agents. These offices house a sales force consisting of 68 employees of the Transamerica Life Companies and approximately 2,100 independent agents operating under contract on an exclusive or near exclusive basis, which together generated approximately 35% of new premiums written in 1995. The remaining 65% of the Transamerica Life Companies' individual life insurance business was generated by more than 16,800 producing independent insurance brokers operating under nonexclusive contracts.

     In addition to its sales force, the Transamerica Life Companies have approximately 1,925 employees in Los Angeles, California, Kansas City, Missouri and Charlotte, North Carolina who service outstanding policies and new business submitted by agency offices, and more than 246 field sales office employees serving its sales force.

     Of life insurance in force at December 31, 1995, 21% was on residents of California, followed by Texas (8.2%), Illinois (5.4%), Florida (3.7%), New York (3.2%) and Pennsylvania (3.1%). No other state accounted for more than 3% of life insurance in force. Canada accounted for 14.1% and all other foreign operations accounted for 2.2% of life insurance in force.

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

     For many years the Transamerica Life Companies have solicited life reinsurance from other companies. As of December 31, 1995, the Transamerica Life Companies were accepting business from 339 companies under automatic reinsurance agreements and from approximately 175 other companies on a case by case basis.

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

     Investments.  The Transamerica Life Companies' investments at
December 31, 1995 totaled $27,703,169,000 which was invested as follows: 93.8% in fixed maturities; 2.4% in mortgage loans and real estate; 1.5% in policy loans; 1.0% in common stocks; 0.8% in short-term investments; 0.2% in nonredeemable preferred stocks; 0.2% in other long-term investments; and 0.1% in redeemable preferred stocks. Fixed maturities are invested as follows: 50.2% in industrial and other non-government bonds; 30.2% in United States government bonds; 18.2% in public utility bonds; 0.5% in foreign government bonds; and 0.9% in municipal bonds.

     The following table sets forth pretax mean investment yields, including interest earned and dividends received, before (gross) and after (net) deducting investment expenses for the Transamerica Life Companies' various investments. The yields are computed based on the mean of beginning and end of year assets, producing results which vary somewhat from the daily average yield.

                                                   Years Ended December 31,
                                                   ________________________
                                                    1995     1994    1993

Fixed maturities, at amortized cost--gross(1)       8.30%    8.26%   9.16%
Equity securities, at market value--gross(2)        1.66     2.87    2.96
Mortgages--gross(3) .........................       8.74    10.70   10.53
Total invested assets:
  Gross .....................................       8.13     8.08    8.81
  Net .......................................       7.93%    7.90%   8.67%

_______
     (1)  The decrease in 1994 reflects the lower yields on new investments.

     (2) The decrease in the 1995 yield resulted primarily from an increase in the market value of the portfolio.

     (3) The decrease in the 1995 yield is primarily due to the funding of new loans during 1995 at current market rates which were below the average of the existing loans.

                            _____________________


FINANCE

     The consumer lending operation and commercial lending operation have, from time to time, entered into securitization arrangements whereby they have securitized portfolios of receivables. The term "owned and serviced" is used herein to describe their receivables portfolio and the securitized receivables.

     Consumer Lending

     Consumer lending services are provided by Transamerica Financial Services, based in Los Angeles, California, which has 555 branch lending offices. Branch offices are located in the United States (528 in 42 states), Canada (15) and the United Kingdom (12). Products offered by the consumer lending operation include first and second mortgage loans, revolving real estate secured lines of credit, secured and unsecured personal loans, sales finance contracts, credit insurance and retail used automobile financing. Since 1991, the consumer lending operation has continued to broaden its receivable portfolio by expanding its revolving real estate secured lines of credit, its personal loan business (which includes loans secured by automobiles or other property as well as unsecured loans), its purchase from dealers of retail finance contracts covering principally appliances, furniture and services, and retail used automobile financing. The products offered by the consumer lending operation have traditionally been fixed rate; in 1995 the company commenced offering variable rate products.

     The company's primary business is making fixed rate home equity loans that generally range up to $200,000. Of the company's net finance receivables outstanding at December 31, 1995, 82% are secured by real estate, principally one to four family residential properties. Of the company's net finance receivables secured by real estate, 63% are secured by first mortgages. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

     The consumer lending operation's principal market involves the origination and servicing of home equity loans for debt consolidation and other purposes. Traditionally, the company has relied on an extensive loan-by-mail program, currently involving approximately 50 million solicitation pieces annually, to attract potential customers. However, competition has been increasing in the U.S. home equity market, and competitors include numerous other finance companies, banks, savings associations and mortgage bankers as well as loan brokerage operations. In response, the company's competitive strategies have included product diversification and emphasis on superior service to better meet customer needs as well as exploration of additional products and certain foreign markets.

     The following table sets forth certain statistical information relating to the consumer lending operation's finance receivables for the years indicated.

                                           Years Ended December 31,
                                     ____________________________________
                                        1995         1994         1993
                                        (Dollar amounts in thousands)
Volume of finance receivables
    acquired:
  Instalment loans:
    Secured by residential
      real estate(1) ..............  $2,067,889   $1,708,806   $1,039,394
    Other(2) ......................     655,312      623,619      524,241
                                     __________   __________   __________
                                      2,723,201    2,332,425    1,563,635
  Other finance receivables(3) ....     104,080       72,708       29,181
                                     __________   __________   __________
      Total .......................  $2,827,281   $2,405,133   $1,592,816
                                     ==========   ==========   ==========
Finance receivables outstanding
    at end of year:
  Instalment loans:
    Secured by residential
      real estate(1) ..............  $4,212,704   $3,522,966   $3,295,346
    Other(2) ......................     853,647      758,798      595,284
                                     __________   __________   __________
                                      5,066,351    4,281,764    3,890,630
  Other finance receivables(3) ....      84,447       58,197       22,276
                                     __________   __________   __________
                                      5,150,798    4,339,961    3,912,906
  Less unearned finance charges
    and insurance premiums ........     214,506      197,975      185,150
                                     __________   __________   __________
  Net finance receivables - owned .   4,936,292    4,141,986    3,727,756
  Net finance receivables securi-
    tized, sold and serviced(4) ...                                59,437
                                     __________   __________   __________
  Net finance receivables owned
    and serviced ..................  $4,936,292   $4,141,986   $3,787,193
                                     ==========   ==========   ==========
Allowance for losses at end of
  year(5) .........................  $  164,066   $  117,218   $  107,175
Ratio to outstandings less
    unearned finance charges and
    insurance premiums(6) .........       3.32%        2.83%        2.83%
Provision for credit losses
  charged to income(7) ............  $   97,835   $   82,230   $   63,946

Credit losses (net of recoveries):
  Real estate secured instalment
    loans(8) ......................  $   64,817   $   46,910   $   45,229
  Non-real estate secured
    receivables(9) ................      38,989       28,350       19,201
Ratio to average net finance
    receivables outstanding(10):
  Owned ...........................       2.15%        1.93%        1.68%
  Owned and serviced ..............       2.15%        1.93%        1.69%

_______
     (1) Volume for 1995 includes $1,004,869,000 acquired from ITT on March 31, 1995, of which $676,078,000 (excluding renewals) remained outstanding at December 31, 1995. Excluding the effects of that acquisition, 1995 loan originations were less than in 1994 principally due to a decline in renewal volume (which was caused in part by a return to higher rates in early 1995) and increased competition. In 1994, in response to increased competition, principally in California, the company introduced lower interest rates which were not continued into 1995, which led to a high level of refinancing activity in 1994. The 1994 and 1993 volume also included $117,000,000 and $22,691,000 of purchased receivables.

     (2) The increases reflect general expansion in consumer lending's personal loan business.

     (3) The increases resulted from expansion in the retail finance contract business. The 1994 volume included $7,855,000 of bulk purchases of contracts.

     (4) In 1990, $430,000,000 of real estate secured receivables were securitized and accounted for as a sale. The runoff of this securitization was completed in 1994.

     (5) The increase in 1995 is due to the acquisition of the ITT portfolio on March 31, 1995. The increase in 1994 was caused by growth in outstanding finance receivables. The 1993 amount includes an allowance for losses of $1,680,000 on the securitized, sold and serviced portfolio. This amount was reported in other liabilities in the consolidated balance sheet.

     (6) The increase in 1995 is due to the acquisition of the ITT portfolio which had a higher ratio of allowance for losses to net consumer finance receivables outstanding.

     (7) The provision for credit losses increased due to increases in credit losses (see notes 8 and 9 below) and, in 1994, increased growth in net finance receivables.

     (8) The increases were due to continued sluggishness in the California economy and a continued weak California real estate market. Also, in 1995, the company consolidated and accelerated California branch foreclosure activity in the fourth quarter and also recognized credit losses that had been anticipated in connection with the ITT acquisition, both of which contributed to the increase over 1994. Credit losses exclude losses on the disposal of repossessed assets, which amounted to $15,441,000 in 1995, $7,314,000 in 1994 and $5,952,000 in 1993, and which are classified as operating expenses. The 1995 increase in losses on the disposal of repossessed assets was mainly due to the consolidation and acceleration of foreclosure activity in California.

     (9) The increases were caused by growth in the related outstanding receivables which tend to have a higher loss ratio than the real estate secured portfolio. Because new receivables generally do not go into default for some period of time after origination, the increases also reflect the "seasoning" of this portfolio.

     (10) The increased ratios were due to corresponding fluctuations in credit losses (see notes 8 and 9 above).

                            _____________________

     Following is certain information regarding delinquent receivables, nonearning receivables, accounts in foreclosure and repossessed assets. Because future improvements may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the trend of delinquent receivables, nonearning receivables and foreclosures and repossessed assets remains uncertain.

     Delinquent Receivables. The following table shows the ratio of consumer finance receivables which are contractually past due 60 days or more to finance receivables outstanding for each category and in total for the years indicated:

                                         As of December 31,
                                       _____________________
                                       1995    1994    1993
     Instalment loans:
       Secured by residential real
         estate(1) ..................  2.35%   1.78%   1.87%
       Other(2) .....................  4.85    3.35    2.71
                                       _____   _____   _____
       Total instalment loans .......  2.77    2.06    2.00
     Other finance receivables(2) ...  4.10    3.65    3.96
                                       _____   _____   _____
       Total - owned ................  2.79    2.08    2.01
     Securitized, sold and serviced .                  2.47
                                       _____   _____   _____
       Total owned and serviced .....  2.79%   2.08%   2.02%
                                       =====   =====   =====
_______
     (1) The increase in 1995 was due to worsening in the condition of the non ITT portfolio and the ITT portfolio acquisition which included the purchase of delinquent accounts at a discount.

     (2) Typically loans do not go into default until some period of time after they were originated. Therefore, in periods of rapidly increasing volume the delinquency ratio tends to lag behind the growth in the portfolio. The increase in 1995 reflects the "seasoning" of non real estate products that were introduced in 1993. The increase in 1994 for other instalment loans reflected the changing mix of products in the non real estate portfolio and the introduction of new products with higher delinquency experience.

                              ________________

     Nonearning Receivables. Nonearning consumer finance receivables, which are defined generally as those past due more than 29 days, amounted to $308,050,000 and $194,272,000 at December 31, 1995 and 1994. Payments
received on nonearning receivables are applied to principal and interest according to the terms of the loan; however, accrued interest receivable and amortization of other finance charges are recognized in income only on accounts past due less than 30 days. Nonearning receivables exclude accounts in foreclosure.

     Accounts in Foreclosure and Repossessed Assets. When foreclosure proceedings begin on an account secured by real estate, the account is moved from finance receivables to other assets and is written down to the fair value of the collateral, less estimated selling costs, if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $207,323,000 at December 31, 1995 compared to $226,119,000 at December 31, 1994. The decrease in 1995 reflects the consolidation and acceleration of California foreclosure activity in the fourth quarter, which more than offset the increase caused by the acquisition of the ITT portfolio.

     Commercial Lending

     Commercial lending services are provided by three core business units: inventory finance, business credit and insurance premium finance. The commercial lending business operates from 30 branch lending offices located in the United States (21), Puerto Rico (1), Canada (4) and Europe (4). The lending activities of these core businesses are discussed below.

     Inventory finance (also known as wholesale financing or floor plan financing) consists principally of financing dealers' purchases from distributors or manufacturers of goods for inventory. The products financed include boats, recreational products, electronics and appliances, manufactured housing, lawn and garden equipment and personal computers. Loan terms typically provide for repayment within 30 days following sale of the inventory by the borrower. After initial review of a borrower's credit worthiness, the ongoing management of credit risk in this area may include various monitoring techniques, such as periodic physical inventory checks and review of the borrower's sales, as well as maintenance of repurchase agreements with manufacturers which provides a degree of security in the event of a repossession.

     Business credit consists of secured loans, primarily revolving, to manufacturers, distributors and selected service businesses and collateralized equipment lending. The asset based lending loans are collateralized and consist of credit lines typically from $5 million to $25 million with terms ranging from three to five years. Actual borrowings are limited to specified percentages of the borrower's inventory, receivables and other eligible collateral which are regularly monitored to ascertain that receivables outstanding are within approved limits. Credit risk is managed by monitoring the quality and performance of the borrower's collateral and compliance with financial covenants. The equipment finance and lease division of business credit began operations in 1995 and provides collateralized equipment lending to companies that acquire capital equipment for their own use. The financings are structured as both leases and loans. Credit risk is managed by structuring loans such that loan balances amortize at a faster rate than the equipment depreciates, thus maintaining collateral value, and by structuring most leases with guaranteed residuals. In addition, financed equipment must be essential to the operations of the borrower.

     Insurance premium finance involves the financing of insurance premiums for businesses, generally at fixed rates for terms of less than one year. The receivables are secured by the commercial lending operation's right to cause the policies to be canceled and receive the unearned premiums. Credit risk is managed generally by requiring down payments from borrowers to mitigate the effects of possible delays in receiving unearned premiums in the event of policy cancellation and by monitoring the concentrations of potential return premiums among the insurance carriers and their financial condition.

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

     In 1995, the commercial lending operation sold for cash a portfolio of consumer rediscount loans totaling $118,000,000 of net outstanding receivables which resulted in an after tax gain of $4,800,000. It also liquidated and sold $56,858,000 in net receivables and other assets resulting from the decision to exit its operations in Puerto Rico and sold substantially all of its rent-to-own finance receivables. During 1995, it also entered into a three-year arrangement in which it securitized a $475,000,000 participation interest in a pool of its insurance premium finance receivables. This agreement replaced a 1990 securitization of $375,000,000 which expired in 1995.

     In 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores with a net carrying value of $17,666,000.

     The commercial lending industry is highly competitive and has seen increasing numbers of new market entrants. In addition to competition from other finance companies, there is competition from captive finance subsidiaries of manufacturing companies and commercial banks. The commercial lending operation competes by offering a variety of financing products, superior customer service including prompt credit review, and competitive pricing.

     The following table sets forth certain statistical information relating to the commercial lending operation's finance receivables for the years indicated.

                                            Years Ended December 31,
                                     _______________________________________
                                         1995          1994          1993
                                          (Dollar amounts in thousands)
Volume of finance receivables
    acquired:
  Inventory finance(1) ............  $ 7,479,383   $ 7,347,448   $ 6,773,720
  Business credit(2) ..............    8,929,780     6,602,199     3,696,180
  Insurance premium finance(3) ....    1,804,514     1,813,157     1,967,242
                                     ___________   ___________   ___________
    Core businesses ...............   18,213,677    15,762,804    12,437,142
  Other(4) ........................       18,815        74,860       170,705
                                     ___________   ___________   ___________
    Total .........................  $18,232,492   $15,837,664   $12,607,847
                                     ===========   ===========   ===========
Finance receivables outstanding
    at end of year:
  Inventory finance(5) ............  $ 2,242,238   $ 2,078,519   $ 1,959,757
  Business credit(6) ..............      680,771       654,966       553,859
  Insurance premium finance(7) ....      207,133       277,358       354,322
                                     ___________   ___________   ___________
    Core businesses ...............    3,130,142     3,010,843     2,867,938
  Other(8) ........................        6,893        75,262       127,687
                                     ___________   ___________   ___________
                                       3,137,035     3,086,105     2,995,625
  Less unearned finance charges ...       74,379        50,264        55,644
                                     ___________   ___________   ___________
  Net finance receivables - owned .    3,062,656     3,035,841     2,939,981
  Net finance receivables securi-
    tized, sold and serviced(9) ...      474,222       374,461       374,512
                                     ___________   ___________   ___________
  Net finance receivables owned
    and serviced ..................  $ 3,536,878   $ 3,410,302   $ 3,314,493
                                     ===========   ===========   ===========
Allowance for losses at end of
    year(10)(11) ..................  $    77,944   $    90,669   $    80,668
Ratio to outstandings less
    unearned finance charges:(12)
  Owned ...........................        2.51%         2.96%         2.71%
  Owned and serviced ..............        2.20%         2.66%         2.43%
Provision for credit losses
  charged to income ...............  $    16,110   $    18,320   $    33,098

Credit losses (net of
  recoveries)(13) .................  $     9,998   $     8,805   $    43,515
Ratio to average net finance
    receivables outstanding:(12)
  Owned ...........................        0.34%         0.29%         1.49%
  Owned and serviced ..............        0.29%         0.26%         1.32%

_______
     (1) The increase in 1994 reflects the overall improvement in the economy and increased sales and marketing programs.

     (2) The increases primarily reflect a shift in focus from purchasing participations from other financial institutions to originating and selling participations in loans. As a result, volume and collections have increased.

     (3) The decreases primarily reflect increased market competition and the weak property and casualty insurance market.

     (4) The decreases reflect reduced receivable activity in portfolios of businesses which the company has sold or exited and are being liquidated.

     (5) The 1995 increase was due mainly to increased volume and a slower turnover in customer inventories. The 1994 increase was due to increased volume in both consumer electronics and appliances, and home and recreational products.

     (6) The 1995 increase is primarily due to the addition of $123,852,000 of net receivables in the new equipment finance and lease division offset by the sale of $118,000,000 of rediscount loans. The 1994 increase resulted from a higher level of new business volume during the year.

     (7) The 1995 decrease was due to the securitization of an additional net $100,000,000 of receivables (see note 9 below). The 1994 decrease was due to reduced volume particularly late in the year.

     (8) The decreases reflect the liquidation of receivables from businesses being exited.

     (9) In 1995, $475,000,000 of insurance premium finance receivables were securitized replacing a 1990 securitization agreement of $375,000,000 which expired in 1995. The amounts of securitized receivables outstanding at year end are shown in the table under the caption "Net finance receivables securitized, sold and serviced."

     (10) Includes $1,188,000 of allowance for losses on the securitized, sold and serviced portfolio in 1995 and $938,000 in 1994 and 1993 which is reported in other liabilities in the consolidated balance sheet.

     (11) The 1995 decrease in the allowance for losses was attributable to the sale of the Puerto Rico receivables portfolio which had a larger reserve requirement and more than offset the increase due to growth in the core businesses. The 1994 increase in the allowance for losses was primarily attributable to receivables growth in the core businesses.

     (12) The changes in ratios were due to corresponding fluctuations in the allowance for losses and credit losses (see notes 11 and 13).

     (13) The 1994 decrease was caused mainly by decreases in delinquent and nonearning receivables resulting from improved economic conditions and the effects in 1993 of stronger portfolio management procedures that were implemented in late 1992.
                            _____________________

     Delinquent Receivables. Delinquent receivables are defined as the instalment balance for inventory finance and asset based lending receivables and the outstanding loan balance for all other receivables over 60 days past due.

     The following table shows the ratio of delinquent commercial finance receivables to finance receivables outstanding for each category and in total as of the end of each of the years indicated.

                                           As of December 31,
                                         ______________________
                                          1995    1994    1993

     Inventory finance ..............     0.20%   0.11%   0.13%
     Insurance premium finance(1) ...     1.40    0.51    0.54
                                         ______  ______  ______
       Core businesses ..............     0.24    0.12    0.15

     Other(2) .......................    53.47    20.63  19.14
                                         ______  ______  ______
       Total - owned ................     0.35%   0.62%   0.96%
                                         ======  ======  ======
       Total owned and serviced .....     0.31%   0.55%   0.86%
                                         ======  ======  ======
_______
     (1) The increase in the 1995 ratio is primarily due to lower receivables outstanding at December 31, 1995 as a result of a $100,000,000 increase in securitization during 1995 and a higher delinquency level associated with one account.

     (2) Represents finance receivables retained from businesses sold or exited which are being liquidated. The increase in the 1995 ratio resulted from the reduction in receivables outstanding due to the sale of the Puerto Rico portfolio which had a lower delinquency ratio in relation to the other receivables included in this caption. The remaining balance as of December 31, 1995 totals $6,893,000.
                            _____________________

     Nonearning Receivables. Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $18,016,000 (0.57% of receivables outstanding) and $23,276,000 (0.75% of receivables outstanding) at December 31, 1995 and 1994. The decline in nonearning receivables was primarily due to the sale of the Puerto Rico receivables.

     Assets Held for Sale. Assets held for sale at December 31, 1995 totaled $4,445,000, net of a $6,037,000 valuation allowance, and consisted of rent-to-own finance receivables of $5,595,000 and other assets of $4,887,000. Assets held for sale at December 31, 1994 totaled $10,908,000, net of a $65,086,000 valuation allowance, and comprised rent-to-own finance receivables of $72,381,000 and other assets of $3,613,000. Of the finance receivables held for sale at December 31, 1995, none was classified as delinquent or nonearning compared to $24,495,000 classified as both delinquent and nonearning at December 31, 1994.

     Leasing

     Transamerica Leasing Inc. leases, services and manages containers, chassis and trailers throughout the world. The leasing operation is based in Purchase, New York and maintains approximately 400 offices, depots and other facilities in 47 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines and motor carriers.

     On March 15, 1994, the leasing operation purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1,061,441,000. The acquired fleet of standard containers and tank containers totaled 363,000 units.

     The leasing operation is the second largest lessor of intermodal transportation equipment in the industry based on units of equipment available for hire. The leasing operation competes by providing a high level of service through its worldwide network of offices and third party depots and a wide offering of equipment and lease types. The leasing operation's management information system provides employees and other users, including customers, around the world, with on-line access to key billing and operational information. The leasing operation's main competitors are other transportation leasing companies.

     At December 31, 1995, the leasing operation's fleet consisted of standard containers, refrigerated containers, domestic containers, tank containers and chassis totaling 708,400 units which are owned or managed, and leased from approximately 360 depots worldwide; 36,900 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers; and 7,700 over-the-road trailers in Europe.

     The percent of the leasing operation's fleet on term lease or service contract minimum lease was 51% in 1995, 47% in 1994 and 56% in 1993. The decrease in 1994 reflects the impact of the acquisition of the Tiphook plc container fleet. The increase in 1995 reflects the full integration of the Tiphook container fleet into the leasing operation's fleet. At December 31, 1995 lease terms were one to 13 years.

     The following table sets forth the leasing operation's fleet size, in units, as of December 31, of the year indicated:

                                     As of December 31,
                                 _________________________
                                  1995     1994     1993

     Containers and chassis(1)   708,400  685,400  316,000
     Rail trailers(2) .........   36,900   39,300   36,500
     European trailers(3) .....    7,700    5,700    3,800
_______
     (1) The 1994 increase was largely due to the acquisition of substantially all of the operating assets of the container operations of Tiphook plc.

     (2) The 1995 decrease resulted from the sale of older units as intermodal loadings declined year to year.

     (3) The increases reflect entry and expansion into the European trailer market.
                              ___________________

     The following table sets forth the leasing operation's fleet utilization for the years indicated:
                                       Years Ended December 31,
                                       ________________________
                                         1995    1994    1993

     Containers and chassis(1) .....      85%     81%     83%
     Rail trailers(2) ..............      77%     92%     91%
     European trailers(3) ..........      95%     96%     89%

_______
     (1) The 1995 increase was due to higher demand resulting from higher export levels from China and the Far East. The 1994 decline was due to slow economic growth in key European economies and Japan and the impact of the Tiphook fleet acquisition.

     (2) The 1995 decline was due to decreased U.S. intermodal loadings. The 1994 increase was primarily due to higher domestic economic activity and because many shippers moved from trucks to rail transport for long-haul shipments.

     (3) The level of utilization for 1995 and 1994 exceeded 1993 due to a greater number of units on long term lease in the United Kingdom and Europe, and continued growth in the United Kingdom economy.

                            _____________________


REAL ESTATE SERVICES

     Real estate services comprise Transamerica's real estate tax, real estate investments, property management and other services. This segment also includes Transamerica's asset management operation which comprised Transamerica Fund Management Company which was sold in December 1994 for gross proceeds of $100,000,000 which resulted in a $4,857,000 after tax gain, and the operations of Criterion Investment Management Company, sold in 1995 for gross proceeds of $60,000,000 which resulted in a $4,800,000 after tax gain.

     Transamerica Real Estate Tax Service, a division of Transamerica Corporation, prepares tax payments and reports and conducts tax searches with respect to real property taxes and assessments and issues flood hazard determinations in all 50 states, and provides real property information services in several states. It also provides customers with information through an on-line computer system. As of December 31, 1995, tax reports were generated for more than 3,000 institutional mortgage servicers and their borrowers. The company operates from 35 offices throughout the United States.

     Transamerica Real Estate Tax Service is the leading tax service operation in the U.S. based on the number of customers and loans serviced. Competition is increasing in the tax service market, driving down fees at the same time that customers are demanding more services. In response, Transamerica Real Estate Tax Service has initiated a number of strategies to maintain its industry leadership including development of new technology and centralization of operations.

     The following table sets forth the number of tax service contracts under management at the end of the years indicated and new tax service contracts written during those years:

                                    1995    1994    1993
                                   (Amounts in thousands)
     Tax service contracts
       under management ........   17,664  16,694  15,496
     New tax service contracts .    3,911   4,581   5,103


     Transamerica Realty Services, Inc. owns and manages real estate in various communities. Transamerica Realty Services, Inc. also provides real estate services to other subsidiaries of the Corporation, including asset and property management of real estate held for investment principally by the Corporation's life insurance subsidiaries.

REGULATION

     Finance Activities

     Transamerica's consumer lending and commercial lending operations are subject to various state and federal laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.

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

     Other Regulations

     A number of jurisdictions in which the Corporation and its subsidiaries operate, including California, have adopted laws and regulations imposing environmental controls on the development of real estate and related business activities.

EMPLOYEES

     The Corporation and its subsidiaries employed approximately 10,400 persons at December 31, 1995.

CONSOLIDATED RATIOS OF EARNINGS TO FIXED CHARGES

     The following table sets forth the consolidated ratios of earnings from continuing operations to fixed charges of Transamerica Corporation and its subsidiaries for each of the five years ended December 31, 1995.

                            Years Ended December 31,
                        ________________________________
                        1995   1994   1993   1992   1991

                        1.95   2.14   2.09   1.90   1.06


     The ratios of earnings from continuing operations to fixed charges were computed by dividing earnings from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

ITEM 2.  PROPERTIES

     The executive offices of Transamerica Corporation are located in the Transamerica Pyramid in San Francisco, California, a 48-story office building. Approximately 18% of the 460,000 square feet of rentable space is occupied by Transamerica and its subsidiaries.

     The Transamerica Center in Los Angeles, California, consists of a 32-story building, an 11-story building and a 10-story building. Transamerica Center is the home office of Transamerica Financial Services, certain divisions of Transamerica Life Companies and certain other subsidiaries of Transamerica. Approximately 65% of the 1,210,000 square feet of rentable space is occupied by Transamerica subsidiaries. During 1995, Transamerica provided for an expected $21,500,000 after tax loss on the Transamerica Center in anticipation of a planned sale and leaseback transaction that is subject to regulatory approval.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 10 in Part III of this Report.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information in the Transamerica Corporation 1995 Annual Report is incorporated herein by reference:

          Markets on which the Corporation's common stock is traded--"Common Stock Listed and Traded," page 88.

          High and low sale prices for the Corporation's common stock for each quarter in 1995 and 1994--"Supplementary Financial Information," page 81.

          Frequency and amount of cash dividends declared during 1995 and 1994--"Selected Eleven-Year Financial Data--Note E," page 83.

          Number of common stockholders of record as of the close of business on February 29, 1996--"Supplementary Financial Information--Note A," page 81.

ITEM 6.  SELECTED FINANCIAL DATA

     The following items for each of the five years in the period ended December 31, 1995, included in "Selected Eleven-Year Financial Data" on pages 82 and 83 of the Transamerica Corporation 1995 Annual Report, are incorporated herein by reference:

     Revenues
     Income from continuing operations
     Earnings per share of common stock--Income from
       continuing operations
     Total assets
     Notes and loans payable: Long-term debt
     Dividends declared per share of common stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Financial Review" on pages 44 through 61, of the Transamerica Corporation 1995 Annual Report, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary financial information of the Corporation and its subsidiaries in the Transamerica Corporation 1995 Annual Report are incorporated herein by reference:

          Consolidated Balance Sheet--December 31, 1995 and 1994--pages 62 and
     63.

          Consolidated Statement of Income--Years ended December 31, 1995, 1994 and 1993--page 64.

          Consolidated Statement of Cash Flows--Years ended December 31, 1995, 1994 and 1993--page 65.

          Consolidated Statement of Stockholders' Equity--Years ended December 31, 1995, 1994 and 1993--page 66.

          Notes to Financial Statements--December 31, 1995--pages 67 through
     79.

          Supplementary Financial Information--Years ended December 31, 1995 and 1994--page 81.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "(1) Election of Directors" in the Proxy Statement of Transamerica Corporation dated March 18, 1996 is incorporated herein by reference.

     The officers of the Corporation are listed below. Executive officers are designated by an asterisk.


       Name                      Position            Age             Name                     Position             Age
       ____                      ________            ___             ____                     ________             ___
Frank C. Herringer* .....  Chairman of the Board,     53      Maureen Breakiron-Evans .  Vice President and         41
                             President and Chief                                           General Auditor
                             Executive Officer                Burton E. Broome* .......  Vice President and         60
Thomas J. Cusack* .......  Executive Vice President,  40                                   Controller
                             Transamerica Corporation         Kent L. Colwell* ........  Vice President--Real       65
                             and President and Chief                                       Estate Services
                             Executive Officer,               James B. Dox ............  Vice President--Taxes      56
                             Transamerica Life                Richard H. Fearon .......  Vice President--           40
                             Companies                                                     Corporate Development
Richard H. Finn* ........  Executive Vice President,  61      David H. Hawkins ........  Vice President, Trans-     55
                             Transamerica Corpor-                                          america Corporation
                             ation and President                                           and Senior Vice Presi-
                             and Chief Executive                                           dent and Treasurer,
                             Officer, Transamerica                                         Transamerica Finance
                             Finance Corporation                                           Corporation
Edgar H. Grubb* .........  Executive Vice President   56      Robert R. Lindberg* .....  Vice President and         55
                             and Chief Financial                                           Treasurer
                             Officer                          James B. Lockhart .......  Vice President--           59
Robert A. Watson* .......  Executive Vice President   49                                   Public Affairs
Shirley H. Buccieri* ....  Senior Vice President,     43      William H. McClave ......  Vice President--           52
                             General Counsel and                                           Corporate
                             Secretary                                                     Communications
Richard N. Latzer* ......  Senior Vice President      59      Richard J. Olsen ........  Vice President--           57
                             and Chief Investment                                          Corporate Relations
                             Officer, Transamerica            Rona Pehrson ............  Vice President--           48
                             Corporation, President                                        Human Resources
                             and Chief Executive              Ronald C. Petrunoff .....  Vice President--           32
                             Officer, Transamerica                                         Investor Relations
                             Investment Services,             George B. Sundby ........  Vice President--Financial  44
                             Inc. and President,                                           Planning and Analysis,
                             Transamerica Realty                                           and Assistant Controller
                             Services, Inc.                   Judith M. Tornese .......  Vice President--Risk       53
                                                                                           Management


     Mr. Herringer was elected Chairman of the Board of the Corporation effective January 1, 1996. He has been Chief Executive Officer of the Corporation since 1991 and President since 1986.

     Mr. Cusack was elected Executive Vice President of the Corporation in 1995. He was named President and Chief Executive Officer of the Transamerica Life Companies in 1995. He was Senior Vice President of the Corporation from 1993 to 1995 and Vice President--Corporate Development from 1989 to 1993.

     Mr. Finn was elected Executive Vice President of the Corporation in 1993. He was Group Vice President of the Corporation from 1990 to 1993. He has been Chief Executive Officer of Transamerica Finance Corporation since 1990 and President since 1988.

     Mr. Grubb was elected Executive Vice President and Chief Financial Officer of the Corporation in 1993. He was Senior Vice President of the Corporation from 1989 to 1993.

     Mr. Watson was elected Executive Vice President of the Corporation in 1995. He was with Westinghouse Electric Corporation from 1992 to 1995 where he served as an Executive Vice President and as Chairman and Chief Executive Officer of Westinghouse's financial services division. He was President and Chief Executive officer of Transamerica Commercial Finance Corporation from 1990 to 1992.

     Ms. Buccieri was elected Senior Vice President, General Counsel and Secretary of the Corporation in 1995. She was with Gibson, Dunn & Crutcher from 1983 to 1995 and served as a Partner from 1990 to 1995.

     Mr. Latzer was elected Senior Vice President and Chief Investment Officer of the Corporation in 1988. Since 1988, he has been President and Chief Executive Officer of Transamerica Investment Services, Inc. In 1995, he was named President of Transamerica Realty Services, Inc.

     Ms. Breakiron-Evans was elected Vice President and General Auditor of the Corporation effective in 1994. She was with Arthur Andersen & Co. from 1980 to 1994 where she served as an Audit Partner in the San Francisco office from 1990 to 1994.

     Mr. Broome was elected Vice President and Controller of the Corporation in 1979.

     Mr. Colwell was elected Vice President--Real Estate Services of the Corporation in 1977. From 1972 to 1995, he was President of Transamerica Realty Services, Inc.

     Mr. Dox was elected Vice President--Taxes of the Corporation in 1993. He was a Tax Partner with Ernst & Young LLP from 1977 to 1993, serving in the Los Angeles office from 1983 to 1993.

     Mr. Fearon was elected Vice President--Corporate Development of the Corporation in 1995. He was General Manager of Corporate Development and Vice Chairman of NatSteel Chemicals from 1990 to 1995.

     Mr. Hawkins was elected Vice President of the Corporation in 1993. He has been Senior Vice President and Treasurer of Transamerica Finance Corporation since 1989.

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

     The information set forth under the caption "Securities Exchange Act of 1934" in the Proxy Statement of Transamerica Corporation dated March 18, 1996 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the captions "Director Compensation and Benefits" and "Executive Compensation and Other Information" in the Proxy Statement of Transamerica Corporation dated March 18, 1996 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Principal Stockholders" and "Stockholdings of Directors and Executive Officers" in the Proxy Statement of Transamerica Corporation dated March 18, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Director Compensation and Benefits," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement of Transamerica Corporation dated March 18, 1996 is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (3) List of Exhibits:

             3.(i) Transamerica Corporation Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3 (File No. 33-43921) as filed with the Commission on November 13, 1991 and to Exhibits 3 and 4 contained in Form 8-A filed January 21, 1992, as amended by Form 8 filed January 27, 1992).

             3.(ii)  Transamerica Corporation By-Laws, as amended.

             4.1 Stock Purchase Rights Agreement dated as of July 17, 1986 together with Amendment dated January 24, 1991 (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1991).

             4.2*

             10.1 Form of Non-Qualified Stock Option Agreement under the Registrant's 1971 and 1979 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1988).

             10.2 Executive Benefit Plan for Transamerica Corporation and Affiliates, as amended (incorporated by reference to Exhibit EX-10.2 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

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

             10.3 Form of Amended and Restated Consulting Agreement dated January 31, 1994 between Transamerica Corporation and James R. Harvey (incorporated by reference to Exhibit EX-10.5 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1993).

             10.4 Form of Amended and Restated Consulting Agreement dated January 31, 1995 (including Amendment No. 1) between Transamerica Corporation and James R. Harvey.

             10.5 1994 Bonus Plan (incorporated by reference to Exhibit EX-10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994).

             10.6 1995 Bonus Plan (incorporated by reference to Exhibit EX-10.8 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1994).

             10.7    1996 Bonus Plan.

             10.8 1985 Stock Option and Award Plan, as amended, (including Amendments No. 1 through 7) (incorporated by reference to Exhibit EX-10.5 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994, to Exhibit 4.1 to Post-Effective Amendment
                     No. 3 of the Registrant's Registration Statement on
                     Form S-8 (File No. 33-26317) as filed with the Commission on March 30, 1990, to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990, and to Exhibit EX-10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1995).

             10.9 Form of Non-Qualified Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit EX-10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994).

             10.10 Form of Incentive Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990).

             10.11 Form of Restricted Stock Award Agreement under the 1985 Stock Option and Award Plan (incorporated by reference to Exhibit EX-10.11 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1993).

             10.12 Form of Non-Qualified Stock Option Agreement for Nonemployee Directors under the 1985 Stock Option and Award Plan (incorporated by reference to Exhibit
                     EX-10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994).

             10.13 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1987 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1991).

             10.14   Deferred Compensation Policy for Transamerica
                     Corporation and Affiliates effective January 1, 1988 (incorporated by reference to Exhibit EX-10.14 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.15 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1989 (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             10.16 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1990 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             10.17 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective July 1, 1992 (incorporated by reference to Exhibit EX-10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.18 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1994 (incorporated by reference to Exhibit EX-10.18 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1993).

             10.19 Transamerica Corporation Deferred Compensation Plan, as amended (including Amendment No. 1) (and incorporated by reference to Exhibit EX-10.20 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1994).

             10.20 1971 Non-Qualified Stock Option Plan of Transamerica Corporation, as amended (including Amendment Nos. 1 and
                     2) (incorporated by reference to Exhibit EX-10.20 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.21 1979 Stock Option Plan of Transamerica Corporation, as amended (including Amendment Nos. 1 and 2) (incorporated by reference to Exhibit EX-10.21 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.22 Form of Termination Agreement between Transamerica Corporation and certain of its officers and of its subsidiaries (incorporated by reference to Exhibit EX-10.25 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1994).

             10.23 Reinsurance Agreement dated December 31, 1992 by and between ARC Reinsurance Corporation and Transamerica Insurance Company, as amended (incorporated by reference to Exhibit EX-10.26 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.24 Letter dated December 31, 1992 from the Registrant to Transamerica Insurance Company regarding ARC Reinsurance Corporation (incorporated by reference to Exhibit EX-10.27 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.25 Transamerica Corporation 1995 Performance Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 (File No. 33-64221) as filed with the Commission on November 14, 1995).

             10.26 Transamerica Corporation Value Added Incentive Plan (incorporated by reference to Exhibit EX-10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-1964) for the quarter ended March 31, 1994).

             10.27 Form of Nonqualified Stock Option Agreement under the Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit EX-10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1995).

             10.28 Form of Nonqualified Stock Option Agreement granted with Tandem Limited Stock Appreciation Right under the Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit EX-10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1995).

             10.29 Form of Tandem Limited Stock Appreciation Right under the Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit EX-10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-1964) for the quarter ended June 30, 1995).

             11      Statement Re: Computation of Per Share Earnings.

             12      Ratio of Earnings to Fixed Charges Calculation.

             13 Portions of the Transamerica Corporation 1995 Annual Report (to the extent such portions are expressly incorporated herein).

             21      List of Subsidiaries of Transamerica Corporation.

             23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated February 14, 1996 in the Registrant's Registration Statements on Form S-8 (File Nos. 2-80934, 2-83724, 33-3722, 33-12324, 33-13389,
                     33-18911, 33-26317, 33-38267, 33-43927, 33-55587 and
                     33-64221) and on Form S-3 (File Nos. 33-32419, 33-37889,
                     33-41008, 33-55047 and 33-63049).

             24 Power of Attorney executed by the directors of the Registrant.

             27      Financial Data Schedule.

                     Exhibits will be furnished to stockholders of the
             Corporation upon written request and, with the exception of
             Exhibit 13, upon payment of a fee of 30 cents per page, which fee covers the Corporation's reasonable expenses in furnishing such exhibits.

     (b)  Reports on Form 8-K filed in the fourth quarter of 1995:  None

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

TRANSAMERICA CORPORATION
Registrant

Burton E. Broome
Vice President and Controller

Date:  March 26, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                           Title

Principal Executive Officer:

FRANK C. HERRINGER*           Chairman of the Board, President and
                                Chief Executive Officer

Principal Financial Officer:

Edgar H. Grubb                Executive Vice President and Chief Financial
                                Officer


Principal Accounting Officer:

Burton E. Broome              Vice President and Controller


Directors:

MYRON DU BAIN*                Director
SAMUEL L. GINN*               Director
JAMES R. HARVEY*              Director
FRANK C. HERRINGER*           Chairman of the Board and Director
GORDON E. MOORE*              Director
TONI REMBE*                   Director
CONDOLEEZZA RICE*             Director
CHARLES R. SCHWAB*            Director
FORREST N. SHUMWAY*           Director
PETER V. UEBERROTH*           Director



*Shirley H. Buccieri
 Attorney-in-Fact

                         ANNUAL REPORT ON FORM 10-K

                    ITEM 14(a)(1) and (2) and ITEM 14(d)


                      LIST OF FINANCIAL STATEMENTS AND

                        FINANCIAL STATEMENT SCHEDULES

                                     and

                        FINANCIAL STATEMENT SCHEDULES


                        Year Ended December 31, 1995









                  TRANSAMERICA CORPORATION AND SUBSIDIARIES

                          SAN FRANCISCO, CALIFORNIA

FORM 10-K--ITEM 14(a)(1) AND (2)

TRANSAMERICA CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

     The following consolidated financial statements of Transamerica Corpora-tion and subsidiaries, included in the Transamerica Corporation 1995 Annual Report, are incorporated by reference in Item 8:

          Consolidated Balance Sheet--December 31, 1995 and 1994

          Consolidated Statement of Income--Years ended December 31, 1995, 1994 and 1993

          Consolidated Statement of Cash Flows--Years ended December 31, 1995, 1994 and 1993

          Consolidated Statement of Stockholders' Equity--Years ended December 31, 1995, 1994 and 1993

          Notes to Financial Statements--December 31, 1995

Financial Statement Schedules:

     The following consolidated financial statement schedules of Transamerica Corporation and subsidiaries are included in Item 14(d).

            I--Summary of Investments Other Than Investments in Related
                 Parties--December 31, 1995

           II--Condensed Financial Information of Registrant--December 31,
                 1995 and 1994, and years ended December 31, 1995, 1994 and
                 1993

          III--Supplementary Insurance Information--Years ended December 31,
                  1995, 1994 and 1993

           IV--Reinsurance--Years ended December 31, 1995, 1994 and 1993

            V--Valuation and Qualifying Accounts--Years ended December 31,
                 1995, 1994 and 1993



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

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Transamerica Corporation


     We have audited the consolidated financial statements of Transamerica Corporation and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of Transamerica Corporation for the year ended
December 31, 1995. Our audits also included the financial statement schedules listed in the index at Item 14(a)(1) and (2). These financial statements and schedules are the responsibility of Transamerica Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, Transamerica Corporation changed its method of accounting for certain debt securities effective January 1, 1994.




                                               Ernst & Young LLP

San Francisco, California
February 14, 1996

Page 36

                                                                                   SCHEDULE I
                           TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                     _____________________

                           SCHEDULE I--SUMMARY OF INVESTMENTS OTHER
                              THAN INVESTMENTS IN RELATED PARTIES

                                       DECEMBER 31, 1995
                    Column A                        Column B      Column C       Column D
_____________________________________________________________________________________________
                                                                                 Amount at
                                                                              which shown in
               Type of Investment                     Cost         Value    the balance sheet

_____________________________________________________________________________________________
                                                           (Amounts in thousands)
Fixed maturities available for sale:
  Bonds and notes:
    U.S. Treasury securities and obligations of
      U.S. government authorities and agencies .   $    98,906   $   106,393   $   106,393
    Obligations of states and political
      subdivisions .............................       355,023       372,448       372,448
    Foreign governments ........................       110,254       119,409       119,409
    Corporate securities .......................    11,803,366    12,927,948    12,927,948
    Mortgage-backed securities .................     7,300,471     7,750,642     7,750,642
    Public utilities ...........................     4,381,701     4,772,172     4,772,172
  Redeemable preferred stocks ..................        23,684        27,046        27,046
                                                   ___________   ___________   ___________
          Total fixed maturities ...............    24,073,405   $26,076,058    26,076,058
                                                                 ===========

Equity securities:
  Common stocks:
    Banks, trust and insurance companies .......        25,186   $    32,000        32,000
    Industrial, miscellaneous and all other ....       290,386       612,953       612,953
  Nonredeemable preferred stocks ...............        34,376        58,280        58,280
                                                   ___________   ___________   ___________
          Total equity securities ..............       349,948   $   703,233       703,233
                                                                 ===========

Mortgage loans on real estate ..................       550,076                     523,653
Real estate ....................................        97,614                      70,870
Loans to life insurance policyholders ..........       426,377                     426,377
Short-term investments .........................       226,531                     226,531
                                                   ___________                 ___________
          Total investments ....................   $25,723,951                 $28,026,722
                                                   ===========                 ===========

_______
     The differences between Column B and Column D as to mortgage loans on real estate and real estate represent write downs and allowances for possible permanent impairment in value.

Page 37

                                                                         SCHEDULE II
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       TRANSAMERICA CORPORATION (PARENT COMPANY)
                       (Amounts in thousands except share data)
                                     BALANCE SHEET
                                                                     December 31,
                                                                  1995         1994
Assets:
  Investments in subsidiaries ...............................  $5,368,769   $3,727,923
  Equity securities at fair value (cost: $174,404 in 1995
    and $108,746 in 1994) ...................................     359,977      201,870
  Short-term investments ....................................       3,599       11,166
  Notes and accounts receivable from subsidiaries ...........      73,743      213,657
  Cash and cash equivalents .................................       1,590        2,828
  Deferred income tax benefit, net of current tax liability
    of $41,031 ..............................................      57,619
  Other assets ..............................................     298,515      264,729
                                                               __________   __________
                                                               $6,163,812   $4,422,173
                                                               ==========   ==========
Liabilities and Stockholders' Equity:
  Notes and loans payable ...................................  $  577,346   $  506,951
  Income taxes payable, net of deferred tax benefits of
    $123,098 ................................................                   90,119
  Income taxes due to subsidiaries ..........................     328,171      189,886
  Notes and accounts payable to subsidiaries ................     447,476      490,812
  Accounts payable and other liabilities ....................     510,958      408,586
  Stockholders' equity:
    Preferred Stock ($100 par value):
      Authorized--1,200,000 shares; issuable in series
      Outstanding--Dutch Auction Rate Transferable
        Securities, 2,250 shares, at liquidation preference
        of $100,000 per share ...............................     225,000      225,000
      Outstanding--Series D, 180,091 shares in 1995 and
        181,642 shares in 1994 at liquidation preference of
        $500 per share ......................................      90,046       90,821
    Common Stock ($1 par value):
      Authorized--150,000,000 shares
      Outstanding--67,989,508 shares in 1995 and 69,395,099
        shares in 1994, after deducting 11,748,954 and
        10,343,363 shares in treasury in 1995 and 1994 ......      67,990       69,395
    Additional paid-in capital ..............................                   96,449
    Retained earnings, including equity in undistributed net
      income of subsidiaries of $1,688,016 in 1995 and
      $1,488,709 in 1994 ....................................   2,866,037    2,557,444
    Net unrealized gain (loss) from investments marked to
      fair value ............................................   1,079,888     (265,125)
    Foreign currency translation adjustments ................     (29,100)     (38,165)
                                                               __________   __________
                                                                4,299,861    2,735,819
                                                               __________   __________
                                                               $6,163,812   $4,422,173
                                                               ==========   ==========

Page 38

                                                                      SCHEDULE II
                                                                      (Continued)
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       TRANSAMERICA CORPORATION (PARENT COMPANY)
                                  STATEMENT OF INCOME

                                                          Years Ended December 31,
                                                         1995       1994       1993
                                                           (Amounts in thousands)
Revenues:
  Dividends from continuing operations .............   $329,775   $361,847   $115,350
  Tax service fees .................................    152,617    190,328    236,433
  Interest, principally from continuing operations .      4,812     14,151     13,777
  Investment income ................................     15,112      8,988
  Gain (loss) on investment transactions ...........     23,261      2,012     (5,909)
                                                       ________   ________   ________
                                                        525,577    577,326    359,651
Expenses:
  Interest .........................................     99,311    101,992     87,382
  General and administrative .......................    233,363    177,779    170,155
                                                       ________   ________   ________
                                                        332,674    279,771    257,537
                                                       ________   ________   ________
                                                        192,903    297,555    102,114
Income tax benefit .................................     78,322     26,333     88,747
                                                       ________   ________   ________
Income before equity in undistributed income of
  continuing operations, loss from discontinued
  operations and extraordinary loss ................    271,225    323,888    190,861
Equity in undistributed income of continuing
  operations excluding discontinued operations and
  extraordinary loss ...............................    199,307    104,038    256,658
                                                       ________   ________   ________
Income from continuing operations ..................    470,532    427,926    447,519
Loss from discontinued operations ..................                  (699)   (47,022)
Extraordinary loss on early extinguishment of
  subsidiary debt ..................................                          (23,084)
                                                       ________   ________   ________
    Net income .....................................   $470,532   $427,227   $377,413
                                                       ========   ========   ========


Page 39

                                                                           SCHEDULE II
                                                                           (Continued)
                         TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                   _____________________

                SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         TRANSAMERICA CORPORATION (PARENT COMPANY)
                                  STATEMENT OF CASH FLOWS
                                                             Years Ended December 31,
                                                           1995        1994         1993
                                                               (Amounts in thousands)
Operating activities:
  Income from continuing operations before extra-
    ordinary item ...................................    $ 470,532   $ 427,926   $  447,519
  Adjustments to reconcile income from continuing
      operations to net cash provided by operating
      activities:
    Depreciation and amortization ...................        4,517       4,044        4,018
    Accounts payable and other liabilities ..........       47,645      48,286       34,720
    Income taxes payable, including related accounts
      with continuing operations ....................      (33,870)    207,110     (120,424)
    Equity in undistributed income of continuing
      operations ....................................     (199,307)   (104,038)    (256,658)
    Net (gains) losses on investment transactions ...      (23,261)     (2,012)       5,909
    Other ...........................................        4,753      26,047      (25,211)
                                                         _________   _________   __________
      Net cash provided by continuing operations ....      271,009     607,363       89,873

Investing activities:
  Capital contributions to continuing operations ....     (146,000)    (90,000)     (54,200)
  Sales of investments ..............................       99,377      46,477        9,643
  Purchases of investments ..........................     (138,237)   (115,353)    (212,426)
  Decrease (increase) in short-term investments .....        8,077     (11,166)
  Proceeds from public offering of discontinued
    operations ......................................                             1,031,788
  Cash transactions with discontinued operations ....                              (409,296)
  Decrease (increase) in accounts with continuing
    operations ......................................      108,694     426,205       62,133
  Other .............................................      (13,985)     (7,018)      (4,093)
                                                         _________   _________   __________
      Net cash provided (used) by investing
        activities ..................................      (82,074)    249,145      423,549

Financing activities:
  Increase (decrease) in commercial paper obligations      195,395     (61,179)    (138,067)
  Payments of long-term notes .......................     (125,000)   (132,000)     (23,000)
  Redemption of preferred stock .....................         (802)   (115,921)
  Treasury stock purchases ..........................     (155,430)   (386,983)    (207,647)
  Other common stock transactions ...................       51,036       7,973       33,618
  Dividends .........................................     (155,372)   (167,666)    (179,766)
                                                         _________   _________   __________
      Net cash used by financing activities .........     (190,173)   (855,776)    (514,862)
                                                         _________   _________   __________
Increase (decrease) in cash and cash equivalents ....       (1,238)        732       (1,440)
  Cash and cash equivalents at beginning of year ....        2,828       2,096        3,536
                                                         _________   _________   __________
  Cash and cash equivalents at end of year ..........    $   1,590   $   2,828   $    2,096
                                                         =========   =========   ==========

                                                                           SCHEDULE II
                                                                           (Continued)
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       TRANSAMERICA CORPORATION (PARENT COMPANY)

                                (Dollar amounts in thousands)

NOTE TO BALANCE SHEET                                                           December 31,
                                                                   1995         1994
Notes and loans payable comprise the following amounts:
  Short-term bank loans, commercial paper and current
    portion of long-term debt ................................   $155,490     $286,351
  Long-term debt due subsequent to one year:
    Notes; interest at 9.375% to 9.875%; maturing through 2008    210,600      220,600
    Commercial paper and other notes at various interest
      rates and terms supported by credit agreements
      expiring through 1998 ..................................    211,256
                                                                 ________     ________
                                                                 $577,346     $506,951
                                                                 ========     ========

     The aggregate annual maturities for the five years subsequent to December 31, 1995 are: 1996--$155,490; 1997--$5,000; 1998--$311,256; 1999 and 2000--none.

     Transamerica manages a portion of its interest rate risk by entering into interest rate swap agreements.  At December 31, 1995 and 1994 interest rate swap agreements comprise:
                                                          Weighted        Weighted
                                             Notional  Average Fixed  Average Floating
                                              Amount   Interest Rate    Interest Rate
1995:
  Interest rate swap agreements -
  Transamerica pays:
    Fixed rate interest expense, receives
      floating rate interest income          $175,000      8.33%           5.87%
    Floating rate interest expense,
      receives fixed rate interest income    $ 50,000      9.13%           6.47%
1994:
  Interest rate swap agreements -
  Transamerica pays:
    Fixed rate interest expense, receives
      floating rate interest income          $125,000      9.61%           5.87%
    Floating rate interest expense,
      receives fixed rate interest income    $ 65,000      9.26%           6.89%

     In 1994, an affiliate of Transamerica issued $200,000 of 9.125% cumulative
Monthly Income Preferred Securities (MIPS).  Interest on the outstanding MIPS is cumulative and payable monthly in arrears.  Transamerica has agreed to guarantee to pay in full any accrued and unpaid dividends declared, or the redemption price including accrued and unpaid dividends, if the securities are called by the affiliate.


                                                                           SCHEDULE II
                                                                           (Continued)
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       TRANSAMERICA CORPORATION (PARENT COMPANY)

                             (Dollar amounts in thousands)

NOTE TO STATEMENT OF INCOME

     Transamerica has financed a portion of its investment in certain major operating subsidiaries through borrowings by several other subsidiaries.  In recognition of the cost of these borrowings, unallocated interest, after taxes, discussed on page 58 of the Transamerica Corporation 1995 Annual Report, comprises:

                                                         Years Ended December 31,
                                                        1995        1994       1993

Interest expense of Registrant ..................     $(99,311)  $(101,992)  $(87,382)
Interest income of Registrant ...................        4,812      14,151     13,777
                                                      ________   _________   ________
                                                       (94,499)    (87,841)   (73,605)
Income tax benefit ..............................       33,075      30,744     25,762
                                                      ________   _________   ________
Net interest expense of Registrant, after taxes .      (61,424)    (57,097)   (47,843)
Net interest expense, after taxes, of certain
  subsidiaries ..................................                   (1,250)    (6,257)
Intercompany eliminations .......................        8,624       8,147
                                                      ________   _________   ________
    Unallocated interest, after taxes ...........     $(52,800)  $ (50,200)  $(54,100)
                                                      ========   =========   ========

Page 42

                                                                                         SCHEDULE III
                               TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                         _____________________

                           SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

          Column A                Column B        Column C       Column D      Column E     Column F
                                               Future policy
                                  Deferred       benefits,                   Other policy
                                   policy         losses,                     claims and
                                acquisition      claims and      Unearned       benefits     Premium
           Segment                 costs       loss expenses     premiums       payable      revenue
                                                       (Amounts in thousands)
Life insurance:
  Year ended December 31:
    1995 .....................  $1,974,211 (A)   $5,631,439 (B)   $14,430    $22,262,009    $1,140,034
    1994 .....................  $2,480,474 (A)   $5,153,073       $ 7,300    $19,571,363    $1,018,448
    1993 .....................  $1,929,332       $4,925,855       $ 6,758    $17,019,213    $  866,224



                                 Column G      Column H       Column I     Column J      Column K
                                               Benefits,    Amortization
                                                claims,     of deferred
                                   Net        losses and       policy        Other
                                investment    settlement     acquisition   operating    Premiums
                                 income        expenses         costs      expenses     written
                                                     (Amounts in thousands)
Life insurance:
  Year ended December 31:
    1995 .....................  $1,974,067    $2,858,717    $191,313 (C)    $367,293    $286,115 (D)
    1994 .....................  $1,773,254    $2,356,398    $182,312 (C)    $353,916    $280,049 (D)
    1993 .....................  $1,725,760    $2,145,865    $232,659 (C)    $330,007    $227,833 (D)

_______
(A)  Includes a fair value adjustment of ($355,571,000) in 1995 and $351,344,000 in 1994 required under Financial Accounting Standards Statement No. 115, Accounting for Certain Investments in
     Debt and Equity Securities, which was adopted on January 1, 1994.
(B)  Includes a fair value adjustment of $339,000,000 in 1995 required under Financial Accounting
     Standards Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities,
     which was adopted on January 1, 1994.
(C)  Includes required accelerated amortization of deferred policy acquisition costs associated with interest-sensitive products due to realized investment gains of $9,190,000 in 1995,
     $6,279,000 in 1994 and $62,852,000 in 1993.
(D)  Health insurance premiums written.


Page 43


                                                                                         SCHEDULE IV
                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                        _____________________

                                      SCHEDULE IV--REINSURANCE


           Column A              Column B       Column C       Column D       Column E     Column F
                                                                                          Percentage
                                                Ceded to       Assumed                    of amount
                                  Gross          other        from other         Net       assumed
            Segment               amount       companies      companies        amount       to net
                                            (Dollar amounts in thousands)
Year ended December 31, 1995:
  Life insurance in force ...  $206,722,573   $116,762,869   $174,193,592   $264,153,296     65.9%
                               ============   ============   ============   ============
  Premium revenue:
    Life insurance ..........  $    935,006   $    619,016   $    537,991   $    853,981     63.0%
    Accident and health
      insurance .............       165,556        439,550        560,047        286,053    195.8%
                               ____________   ____________   ____________   ____________
                               $  1,100,562   $  1,058,566   $  1,098,038   $  1,140,034     96.3%
                               ============   ============   ============   ============

Year ended December 31, 1994:
  Life insurance in force ...  $191,884,093   $115,037,553   $158,882,366   $235,728,906     67.4%
                               ============   ============   ============   ============
  Premium revenue:
    Life insurance ..........  $    620,522   $    394,303   $    511,642   $    737,861     69.3%
    Accident and health
      insurance .............         8,573        295,311        567,325        280,587    202.2%
                               ____________   ____________   ____________   ____________
                               $    629,095   $    689,614   $  1,078,967   $  1,018,448    105.9%
                               ============   ============   ============   ============

Year ended December 31, 1993:
  Life insurance in force ...  $180,902,966   $ 95,719,350   $149,728,434   $234,912,050     63.7%
                               ============   ============   ============   ============
  Premium revenue:
    Life insurance ..........  $    808,589   $    663,959   $    493,954   $    638,584     77.4%
    Accident and health
      insurance .............        80,469        251,685        398,856        227,640    175.2%
                               ____________   ____________   ____________   ____________
                               $    889,058   $    915,644   $    892,810   $    866,224    103.1%
                               ============   ============   ============   ============

Page 44

                                                                                                      SCHEDULE V
                                     TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _____________________
                                   SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                 Column A                Column B               Column C                Column D       Column E
                                                      ----------Additions----------
                                        Balance at    Charged to      Charged to                      Balance at
                                         beginning     costs and   other accounts -   Deductions -      end of
               Description               of period     expenses        describe         describe        period
                                                                 (Amounts in thousands)
Year ended December 31, 1995:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate ..   $ 23,479                                     $  1,963 (F)    $ 21,516
      Real estate ....................     26,281                    $ 2,097 (B)         1,146 (G)      27,232
      Consumer:
        Finance receivables ..........    117,218     $ 97,835        52,819 (C)       103,806 (H)     164,066
        Other assets .................      2,282                                        2,282 (I)
      Commercial:
        Finance receivables ..........     90,669       16,110       (18,837)(D)         9,998 (H)      77,944 (K)
        Other assets .................     65,086      (20,100)(A)    21,372 (E)        60,321 (J)       6,037
                                         ________     ________       _______          ________        ________
                                         $325,015     $ 93,845       $57,451          $179,516        $296,795
                                         ========     ========       =======          ========        ========
Year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate ..   $ 30,251                    $   197 (B)      $  6,969 (F)    $ 23,479
      Real estate ....................     40,426                      2,124 (B)        16,269 (G)      26,281
      Consumer:
        Finance receivables ..........    107,175     $ 82,230         3,073 (C)        75,260 (H)     117,218
        Other assets .................      2,547        7,314 (L)                       7,579 (I)       2,282
      Commercial:
        Finance receivables ..........     80,668       18,320           486 (D)         8,805 (H)      90,669 (K)
        Other assets .................    156,985       (5,211)(A)    (1,308)(E)        85,380 (J)      65,086
                                         ________     ________       _______          ________        ________
                                         $418,052     $102,653       $ 4,572          $200,262        $325,015
                                         ========     ========       =======          ========        ========
Year ended December 31, 1993:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate ..   $ 25,940                    $10,396 (B)      $  6,085 (F)    $ 30,251
      Real estate ....................     44,134                      9,455 (B)        13,163 (G)      40,426
      Consumer:
        Finance receivables ..........    107,183     $ 63,946           476 (C)        64,430 (H)     107,175 (M)
        Other assets .................      2,206        5,952 (L)                       5,611 (I)       2,547
      Commercial:
        Finance receivables ..........     91,263       33,098          (178)(D)        43,515 (H)      80,668 (K)
        Other assets .................    121,549       50,000 (A)       365 (E)        14,929 (J)     156,985
                                         ________     ________       _______          ________        ________
                                         $392,275     $152,996       $20,514          $147,733        $418,052
                                         ========     ========       =======          ========        ========



_______
(A) Reversal of excess valuation allowance no longer required due to the favorable terms on disposition of assets held for sale (principally operations in Puerto Rico) in 1995.  1994 includes $5,273,000 reversal of valuation allowance from sale of the rent-to-own stores.  1993 includes a $50,000,000 provision to reduce the net carrying value of repossessed rent-to-own stores.
(B) Included in gains on investment transactions.
(C) Increase in connection with purchase of receivables and other adjustments.
(D) The decrease in 1995 was associated with the transfer of Puerto Rico receivables to assets held for sale (see note E).  The 1994 increase and 1993 decrease were due to foreign exchange and other adjustments.
(E) The increase in 1995 was primarily associated with the transfer of Puerto Rico receivables from finance receivables (see note D).  The decrease in 1994 was associated with the settlement of litigation on previously charged off accounts.  The increase in 1993 was due to recoveries on assets held for sale.
(F) Reduction in reserves associated with the settlement of mortgage loan transactions.
(G) Reduction in reserves associated with the settlement of real estate transactions.
(H) Charges for net credit losses.
(I) Charges for losses on disposal of assets held for sale.
(J) Charges for losses on disposal of assets held for sale, which in 1995 includes $41,166,000 related to the disposal of rent-to-own receivables and $17,752,000 related to the disposal of Puerto Rico receivables and in
    1994 includes $78,735,000 related to the disposal of the rent-to-own stores.
(K) Includes $1,188,000 in 1995 and $938,000 in 1994 and 1993 related to securitized, sold and serviced receivables reported in other liabilities in the consolidated balance sheet.
(L) Provision charged to operating expenses for losses on disposal of repossessed assets.
(M) Includes $1,680,000 in 1993 related to securitized, sold and serviced receivables included in other liabilities in the consolidated balance sheet.
