Form 10-Q
period 1996-03-31
TRANSAMERICA CORP
filed 1996-05-13
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1996


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

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on April 30, 1996: 67,227,674 shares.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended March 31, 1996 and 1995, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1995. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the three months are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

                                *  *  *  *  *

     The consolidated ratios of earnings to fixed charges were computed by dividing income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                                  Assets


                                                  March 31,    December 31,
                                                     1996          1995
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities                                $25,693.9     $26,076.1
  Equity securities                                   773.6         703.2
  Mortgage loans and real estate                      656.6         594.5
  Loans to life insurance policyholders               415.8         426.4
  Short-term investments                              193.5         226.5
                                                  _________     _________
                                                   27,733.4      28,026.7

Finance receivables                                 8,506.2       8,287.8
Less unearned fees ($287.6 in 1996
  and $289.7 in 1995) and allowance for
  losses                                              518.4         529.7
                                                  _________     _________
                                                    7,987.8       7,758.1

Cash and cash equivalents                             108.6          67.6
Trade and other accounts receivable                 3,398.5       3,130.1
Property and equipment, less accumulated
    depreciation of $1,172.3 in 1996 and
    $1,140.6 in 1995:
  Land, buildings and equipment                       409.1         411.5
  Equipment held for lease                          2,858.9       2,862.0
Deferred policy acquisition costs                   2,161.0       1,974.2
Separate account assets                             2,544.9       2,533.4
Goodwill, less accumulated amortization of
  $134.1 in 1996 and $130.8 in 1995                   399.1         402.4
Other assets                                          827.9         778.5
                                                  _________     _________
                                                  $48,429.2     $47,944.5
                                                  =========     =========

(Amounts in millions)

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _________________

                  CONSOLIDATED BALANCE SHEET (Continued)

                   Liabilities and Stockholders' Equity


                                                  March 31,    December 31,
                                                     1996          1995

Life insurance policy liabilities                 $28,563.5     $27,893.4
Notes and loans payable, principally of
  finance subsidiaries, of which $1,382.7
  in 1996 and $996.3 in 1995 matures
  within one year                                  10,640.3      10,337.8
Accounts payable and other liabilities              1,870.2       1,672.4
Income taxes                                          770.9       1,007.6
Separate account liabilities                        2,544.9       2,533.4

Minority interest in preferred securities
  of affiliate                                        200.0         200.0

Stockholders' equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares, at
      liquidation preference of $100,000
      per share, weighted average dividend
      rate of 3.96% in 1996 and 4.66% in 1995         225.0         225.0
    Outstanding--Series D, 180,091 shares in
      1996 and 1995, at liquidation preference
      of $500 per share, cumulative dividend
      rate of 8.5%                                     90.0          90.0
  Preference Stock (without par value)--
    5,000,000 shares authorized; none
    outstanding
  Common Stock ($1 par value):
    Authorized--150,000,000 shares
    Outstanding--67,678,057 shares in 1996
      and 67,989,508 shares in 1995, after
      deducting 12,060,405 shares and
      11,748,954 shares in treasury                    67.7          68.0
  Retained earnings                                 2,911.7       2,866.0
  Net unrealized gain on investments marked
    to fair value                                     575.2       1,079.9
  Foreign currency translation adjustments            (30.2)        (29.0)
                                                  _________     _________
                                                    3,839.4       4,299.9
                                                  _________     _________
                                                  $48,429.2     $47,944.5
                                                  =========     =========

(Amounts in millions except for share data)

                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _______________

                    CONSOLIDATED STATEMENT OF INCOME


                                                     Three months ended
                                                          March 31,
                                                      1996        1995
REVENUES
Life insurance premiums and related
  income                                            $  456.9    $  425.5
Investment income                                      514.1       479.7
Finance charges and other fees                         293.6       270.1
Leasing revenues                                       173.8       169.0
Real estate and tax service revenues                    58.0        38.9
Gain on investment transactions                         13.0         3.1
Other                                                   23.8        34.2
                                                    ________    ________
                                                     1,533.2     1,420.5
EXPENSES
Life insurance benefits                                705.2       659.1
Life insurance underwriting, acquisition
  and other expenses                                   153.4       145.7
Leasing operating and maintenance costs                 92.9        89.0
Interest and debt expense                              177.3       168.3
Provision for losses on receivables                     33.2        25.9
Other, including administrative and general
  expenses                                             197.9       181.8
                                                    ________    ________
                                                     1,359.9     1,269.8
                                                    ________    ________
                                                       173.3       150.7
Income taxes                                            58.0        54.4
                                                    ________    ________
Net income                                          $  115.3    $   96.3
                                                    ========    ========
Earnings per share of common stock:
  Income before investment transactions                $1.51       $1.30
  Gain on investment transactions                       0.12        0.03
                                                       _____       _____
  Net income                                           $1.63       $1.33
                                                       =====       =====

Dividends per share of common stock                    $0.50       $0.50
                                                       =====       =====

Ratio of earnings to fixed charges                      1.94        1.86


(Dollar amounts in millions except for share data)

                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              ____________

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                     Three months ended
                                                          March 31,
                                                      1996        1995

Balance at beginning of year                        $2,866.0    $2,557.4
Net income                                             115.3        96.3
Dividends on common stock                              (33.7)      (34.6)
Dividends on preferred stock                            (4.4)       (4.6)
Treasury stock purchased                               (31.5)
                                                    ________    ________
Balance at end of period                            $2,911.7    $2,614.5
                                                    ========    ========


                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three months ended
                                                          March 31,
                                                      1996        1995
OPERATING ACTIVITIES
Net income                                         $   115.3   $    96.3
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies            334.3       107.6
  Amortization of policy acquisition costs              61.0        55.9
  Policy acquisition costs deferred                    (90.7)     (102.9)
  Depreciation and amortization                         78.6        71.4
  Other                                                (13.9)       85.6
                                                   _________   _________
  Net cash provided by operating activities            484.6       313.9

INVESTING ACTIVITIES
Finance receivables originated                      (4,148.2)   (4,840.7)
Finance receivables collected                        3,846.7     4,716.5
Purchase of investments                             (1,942.7)   (1,407.2)
Sales and maturities of investments                  1,188.6       663.7
Purchase of finance receivables and other
  assets from ITT Consumer Financial
  Corporation                                                   (1,027.3)
Other                                                  (57.5)     (175.7)
                                                   _________   _________
  Net cash used by investing activities             (1,113.1)   (2,070.7)

FINANCING ACTIVITIES
Proceeds from debt financing                         1,030.0     2,963.2
Payment of notes and loans                            (740.1)   (1,753.5)
Receipts from interest-sensitive policies
  credited to policyholder account balances          1,550.8     1,372.9
Return of policyholder balances on
  interest-sensitive policies                       (1,101.3)     (755.2)
Treasury stock purchases                               (51.0)      (19.9)
Other common stock transactions                         19.2         9.8
Purchase of preferred stock                                         (0.5)
Dividends                                              (38.1)      (39.2)
                                                   _________   _________
  Net cash provided by financing activities            669.5     1,777.6
                                                   _________   _________
Increase in cash and cash equivalents                   41.0        20.8
Cash and cash equivalents at beginning
  of year                                               67.6        64.3
                                                   _________   _________
Cash and cash equivalents at end of period         $   108.6   $    85.1
                                                   =========   =========

(Amounts in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Consolidated Results

     Transamerica's net income for the first quarter of 1996 increased $19 million (20%) compared to the first quarter of 1995.

     Net income for the first quarter of 1996 included net after tax gains from investment transactions aggregating $8.5 million compared to $2 million in the first quarter of 1995. Income before investment transactions increased $12.5 million (13%) due primarily to increases in life insurance, real estate and leasing operating results. Partially offsetting these increases were decreased commercial lending operating results and higher unallocated interest and other expenses.

     Gain on investment transactions, pretax, included in consolidated revenues, comprises (amounts in millions):

                                               Three months ended
                                                    March 31,
                                                  1996    1995

     Net gain on sale of investments             $ 9.6   $ 6.2
     Adjustment for impairment in value                   (3.9)
     Adjustment to amortization of
       deferred policy acquisition
       costs for realized investment
       transactions                                3.4     0.8
                                                 _____   _____
                                                 $13.0   $ 3.1
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

     On March 27, 1996 the life insurance operation exchanged $429.3 million of non investment grade bond investments for a like amount of higher rated notes issued by a special purpose subsidiary of Transamerica Corporation (parent company). The exchange resulted in a $7.8 million gain on investment transactions at the life insurance operation. This transaction had no effect on the consolidated financial statements of Transamerica Corporation.

                   REVENUES AND INCOME BY LINE OF BUSINESS
                                       Three months ended March 31,
                                      Revenues                 Income
                                  1996        1995         1996      1995
                                          (Amounts in millions)

Life insurance                  $  967.2    $  902.2      $ 72.8    $63.8
Gain (loss) on investment
  transactions                      19.6        (1.5)       12.8     (1.0)
                                ________    ________      ______    _____
Total life insurance               986.8       900.7        85.6     62.8

Consumer lending                   198.1       171.8        17.8     17.7
Commercial lending                 104.6       110.8        14.5     18.0
Leasing                            181.9       175.7        18.8     16.3
Amortization of goodwill                                    (3.3)    (3.3)
                                ________    ________      ______    _____
Total finance                      484.6       458.3        47.8     48.7

Real estate services                66.6        46.4         9.6      2.7
Gain on investment trans-
  actions                            6.0         6.4         3.5      3.0
                                ________    ________      ______    _____
Total real estate services*         72.6        52.8        13.1      5.7

Unallocated interest and
  other expenses*                               13.5       (23.4)   (20.9)

Consolidation eliminations         (10.8)       (4.8)       (7.8)
                                ________    ________      ______    _____
Total revenues and net income   $1,533.2    $1,420.5      $115.3    $96.3
                                ========    ========      ======    =====
*Certain 1995 amounts have been reclassified between real estate services and unallocated interest and other expenses to conform to the 1996 presentation.


Life Insurance

     Net income from life insurance operations for the first quarter of 1996 increased $22.8 million (36%) over the first quarter of 1995. Net income included a net after tax gain from investment transactions of $12.8 million in the first quarter of 1996 compared to a net after tax loss of $1 million in the first quarter of 1995.

     Income before investment transactions increased $9 million (14%) in the first quarter of 1996 over the first quarter of 1995. The life insurance, structured settlements, group pension, Canadian and corporate and other lines all experienced increases in income before investment transactions in the first quarter of 1996 primarily as a result of increased fee income due to a larger base of interest-sensitive policies and maintained interest spreads on a growing asset base. The annuities line benefited from higher interest spreads but experienced a slight decrease in income before investment transactions in the first quarter of 1996 compared to the first quarter of 1995 primarily as a result of higher operating expenses due primarily to the relocation of a portion of the operation to Charlotte, North Carolina. Income before investment transactions for the reinsurance line decreased as a result of lower premium revenues during the first quarter of 1996 compared to the first quarter of 1995.

     Investment transactions for the first quarter of 1996 included an after tax gain of $10.5 million realized on the sale of investments compared to $1 million in the first quarter of 1995. The $10.5 million after tax gain for the first quarter of 1996 included an after tax gain of $7.8 million resulting from a transaction with a special purpose subsidiary of Transamerica Corporation where certain below investment grade bonds were exchanged for collateralized higher rated bond obligations issued by the special purpose subsidiary. In the first quarters of 1996 and 1995 investment transactions related to investments backing interest-sensitive products resulted in losses. The adjustment to the amortization of deferred policy acquisition costs reduced the losses by $2.2 million and $600,000 after tax. Investment transactions in the first quarter of 1995 also reflected a downward adjustment of $2.6 million after tax primarily for impairment in the value of certain below investment grade fixed maturity investments. There were no such downward adjustments in the first quarter of 1996.

     Premiums and related income increased $31.4 million (7%) for the first quarter of 1996 over the first quarter of 1995 due primarily to an increase in fees from interest-sensitive policies and certain other income from reinsurance transactions.

     Net investment income increased $33.6 million (7%) for the first quarter of 1996 over the first quarter of 1995 due primarily to increased investments.

     Life insurance benefit costs and expenses increased $53.8 million (7%) for the first quarter of 1996 compared to the first quarter of 1995 principally due to increases in benefits paid or provided attributable to the larger base of life insurance and annuities in force.

     Cash provided by operations for the first quarter of 1996 increased $102.6 million (60%) over the first quarter of 1995 principally due to increased investment income from asset growth and the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. The life insurance operation continues to maintain a sufficiently liquid portfolio to cover its operating requirements, with remaining funds being invested in longer term securities.

Consumer Lending

     Consumer lending net income for the first quarter of 1996 was $17.8 million compared to $17.6 million for the first quarter of 1995. Consumer lending income before the amortization of goodwill for the first quarter of 1996 was $17.8 million compared to $17.7 million for the first quarter of 1995.

     Consumer lending income before the amortization of goodwill for the first quarter of 1996 rose $100,000 (1%) from the first quarter of 1995. The rise was due to increased revenues on higher average receivables outstanding that offset higher interest and other operating expenses and a larger provision for loan losses.

     Revenues increased $26.3 million (15%) in the first quarter of 1996 over the comparable year ago period due to the effects of a $554.5 million (13%) increase in average net receivables outstanding, which resulted primarily from the March 31, 1995 acquisition of approximately $1 billion in home equity loans from ITT Consumer Financial Corporation (ITT).

     Interest expense increased $7.8 million (11%) for the first quarter of 1996 compared to the year ago period as the impact of the higher average outstandings offset reduced borrowing rates. Other operating expenses in the first quarter of 1996 increased $12.3 million (23%) over the first quarter of 1995 due primarily to increased expenses on disposition of repossessed assets, amortization of intangibles acquired in the ITT acquisition and increased advertising costs.

     The provision for losses on receivables increased $6.1 million (30%) in the first quarter of 1996 compared to the first three months of 1995 due to an increase in net credit losses and an increase in the allowance for losses relating to the non real estate portfolio (discussed below) offset in part by the effects of a decrease in outstanding receivables, but declined $6.4 million (19%) from the fourth quarter of 1995 which included higher writeoffs due to the consolidation and acceleration of California foreclosure activity.

     Net credit losses in the first quarter of 1996 rose $15.3 million (81%) over the same quarter a year ago. Net credit losses in the first quarter of 1996 included $8.1 million relating to the ITT portfolio. Excluding the effects of the ITT portfolio, net credit losses in the first quarter of 1996 were $500,000 (4%) lower in the real estate portfolio but $7.7 million (100%) higher in the non real estate portfolio. The non real estate receivable portfolio has been affected by increasing levels of consumer bankruptcies. Net credit losses as a percentage of average net outstandings were 2.81% in the first quarter of 1996 versus 1.75% in the first quarter of 1995. The increase in the percentage was affected by lower outstanding receivables at March 31, 1996, in addition to the higher amounts of credit losses. There were no net credit losses on the ITT portfolio in the first quarter of 1995. Because future credit losses will depend on factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the recent trend remains uncertain.

     Net consumer finance receivables at March 31, 1996 and December 31, 1995 were $4.8 billion and $5.2 billion of which $3.9 billion and $4 billion were real estate secured loans, principally first and second mortgages secured by residential properties. Approximately 37% of the real estate secured loans were located in California. The decrease in net receivables was primarily due to the continuing runoff of the ITT loan portfolio.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $147 million (2.92% of finance receivables outstanding) at March 31, 1996 compared to $143.6 million (2.79% of finance receivables outstanding) at December 31, 1995. Approximately one half of the increase in the delinquency percentages is due to the effects of lower outstanding receivables at March 31, 1996, with the remainder caused by an increase in delinquency in the real estate portfolio of $5.2 million (5%) and a decrease in delinquency in the non real estate portfolio of $1.8 million (4%).

     Management has established an allowance for losses equal to 3.07% of net consumer finance receivables outstanding at March 31, 1996 compared to 3.32% at December 31, 1995; the decrease in the percentage reflects $8.1 million in chargeoffs that had been anticipated on the ITT portfolio offset in part by an increase in the allowance percentage on the non ITT portfolio from 2.83% to 2.88% which management considered to be prudent based on continued high credit losses in the non real estate portfolio. Also contributing to the decrease in the allowance percentage was an adjustment to the ITT purchase price allocation in the first quarter of 1996 which had the effect of reducing the allowance for losses on receivables by $8.1 million.

     Accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 29 days. At March 31, 1996 and December 31, 1995 such nonearning receivables, which exclude accounts in foreclosure, amounted to $302.6 million and $308 million. Payments received on accounts while in nonaccrual status are applied to principal and interest income according to the terms of the loan.

     When foreclosure proceedings begin on an account secured by real estate, the account is moved from finance receivables to other assets and is written down to the lower of the account balance or the fair value of the collateral less estimated selling costs. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $200.2 million at March 31, 1996, of which 64% pertained to California, compared to $207.3 million at December 31, 1995, of which 69% pertained to California. Because future improvements may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

Commercial Lending

     Commercial lending net income for the first quarter of 1996 was $11.7 million compared to $15.3 million for the first quarter of 1995. Commercial lending income before the amortization of goodwill was $14.5 million in the first quarter of 1996 compared to $18 million in the first quarter of 1995. Income, before the amortization of goodwill, for the first quarter of 1996 decreased $3.5 million (20%) from the first quarter of 1995. The decrease was primarily due to the inclusion in the 1995 quarter of a $2.8 million after tax gain on the sale of the consumer rediscount loan portfolio. Higher operating expenses and provision for losses on receivables during the first quarter of 1996 also contributed to the decrease. Margins were enhanced during the first quarter of 1996 due to the higher spread between the indices at which the commercial lending operation lent to customers versus the indices at which funds were borrowed.

     Revenues in the first quarter of 1996 decreased $6.2 million (6%) from 1995 primarily due to the gain on sale of the rediscount loan portfolio in 1995 and a lower average portfolio yield attributable to lower interest rates in 1996 offset in part by higher average receivables outstanding.

     Interest expense decreased $2.6 million (7%) in the first quarter of 1996 due to a lower average interest rate on borrowings. Operating expenses increased $2.0 million (5%) mainly as a result of a $1.3 million ($800,000 after tax) provision for settlement of a legal matter and expenses incurred in the equipment finance and lease division which began operations in the second quarter of 1995. The increases were offset in part by reduced expenses incurred in the management of the liquidating receivables and assets held for sale which were disposed of in 1995. The provision for losses on receivables increased $1.2 million (24%) due to a reserve established on a single account in the insurance premium finance portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average net receivables outstanding were 0.09% for the first quarter of 1996 compared to 0.71% for the first quarter of 1995. The decline was primarily due to the relatively higher level of credit losses related to the consumer rediscount portfolio which was sold during the first quarter of 1995.

     Net commercial finance receivables outstanding increased $327.1 million (11%) in 1996 from December 31, 1995. Net receivables increased in each of the core businesses with the largest increase due to seasonal growth in the inventory finance group. Management has established an allowance for losses equal to 2.43% of net commercial finance receivables outstanding as of March 31, 1996 compared to 2.51% at December 31, 1995.

     Delinquent receivables are defined as the instalment balance for inventory finance and asset based lending receivables and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $15.2 million (0.44% of receivables outstanding) at March 31, 1996 compared to $11.1 million (0.35% of receivables outstanding) at December 31, 1995.

     Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due accounts are collected. Nonearning receivables were $23.7 million (0.68% of receivables outstanding) at March 31, 1996 compared to $18 million (0.57% of receivables outstanding) at December 31, 1995. The increase in delinquent and nonearning receivables was primarily attributable to the single account in the insurance premium finance portfolio referred to above.

Leasing

     Leasing net income for the first quarter of 1996 was $18.3 million compared to $15.8 million for the first quarter of 1995. Leasing income before the amortization of goodwill was $18.8 million in the first quarter of 1996 compared to $16.3 million in the first quarter of 1995. Leasing income before the amortization of goodwill for the first quarter of 1996 increased $2.5 million (15%) over the first quarter of 1995 mainly due to a favorable resolution of an outstanding state tax issue amounting to $2.6 million. Excluding the resolution of the state tax issue, earnings for the first quarter of 1996 were flat. Earnings increased due to more on-hire units in the refrigerated container, tank container and European trailer lines of business and a larger portfolio of finance leases. These increases were offset by lower earnings which resulted from lower standard container and chassis utilization and per diem rates, plus a decline in rail trailer earnings due to a smaller fleet size.

     Revenue for the first quarter of 1996 increased $6.2 million (3%) over the first quarter of 1995. The increase was primarily due to a larger on-hire fleet of standard, refrigerated and tank containers, chassis and European trailers. Revenue also increased due to a larger portfolio of finance leases. Partially offsetting these revenue increases were lower revenues resulting from lower per diem rates and utilization for standard container and chassis. Rail trailer also reported lower revenues due to a smaller fleet size and less on-hire units.

     Expenses for the first quarter of 1996 increased $7.0 million (5%) over the first quarter of 1995 mainly due to higher ownership and operating costs of the larger refrigerated container, chassis and European trailer fleets.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% for the first quarter of 1996 compared to 84% in the first quarter of 1995. Rail trailer utilization was 79% for the first quarter of 1996 compared to 78% in the first quarter of 1995. European trailer utilization was 92% for the first quarter of 1996 compared to 96% in the first quarter of 1995.

Real Estate Services

     Real estate services comprise Transamerica's real estate tax, investment management and other related services.

     Net income for the first quarter of 1996 increased $7.4 million (130%) over the first quarter of 1995 primarily due to an increase in real estate tax service revenues caused by higher mortgage refinancings resulting from lower interest rates. Net income included after tax gains from investment transactions in the first quarter of 1996 and 1995 of $3.5 million and $3 million.

     Revenues for the first quarter of 1996 increased $19.8 million (38%) over the first quarter of 1995 as a result of increased business at the real estate tax service operation.

Unallocated Interest and Other Expenses

     Unallocated interest and expenses, after related income taxes, for the first three months of 1996 increased $2.5 million. The increase was primarily due to income from Criterion Investment Management Company (Criterion) which was included in the first quarter of 1995 results. Criterion was sold on May 2, 1995.

Corporate Liquidity and Capital Requirements

     Transamerica Corporation receives funds from its subsidiaries in the form of dividends, income taxes and interest on loans. The Corporation uses these funds to pay dividends to its stockholders or purchase treasury shares, reinvest in the operations of its subsidiaries and pay corporate interest, expenses and taxes. Reinvested funds are allocated among subsidiaries on the basis of expected returns, creation of shareholder value and capital needs. Reinvestment may be accomplished by allowing a subsidiary to retain all or a portion of its earnings, or by making capital contributions or loans.

     The Corporation also borrows funds to finance acquisitions or to lend to certain of its subsidiaries to finance their working capital needs. Subsidiaries are required to maintain prudent financial ratios consistent with other companies in their respective industries and retain the capacity through committed credit lines to repay working capital loans from the Corporation.

     On March 21, 1996, Transamerica announced that its board of directors had authorized additional purchases of up to 2 million shares of the company's common stock of which 48,200 had been purchased by March 31, 1996. As a result of this, and other previously announced share purchase programs, during the first quarter of 1996 Transamerica purchased 603,200 shares for $46 million.

Investment Portfolio

     Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $27.7 billion at March 31, 1995, of which $25.7 billion was invested in fixed maturities. At March 31, 1996, 96.3% of the fixed maturities was rated as "investment grade" with an additional 2.7% in the BB category or its equivalent. The amortized cost of fixed maturities was $24.8 billion resulting in a net unrealized gain position, before the effects of income taxes, of $902.9 million at March 31, 1996. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $2.1 million at March 31, 1996 compared to $6.9 million at December 31, 1995. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $67.6 million at March 31, 1996 and $71.4 million at December 31, 1995.

     In addition to the investments in fixed maturities, $656.6 million (2.4% of the investment portfolio), net of allowance for losses of $48.6 million, was invested in mortgage loans and real estate including $607.7 million in commercial mortgage loans, $81.4 million in real estate investments, $15.8 million in foreclosed real estate, and $300,000 in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $10.4 million at March 31, 1996. Problem loans increased $6.5 million from December 31, 1995 to March 31, 1996 due to the bankruptcy of one borrower. Allowances for possible losses of $48.6 million at March 31, 1996 and $48.8 million at December 31, 1995 have been established to cover possible losses from mortgage loans and real estate investments.

     The net unrealized gain/loss from investments marked to fair value, after related taxes and deferred acquisition cost adjustments, which is included in stockholders' equity deteriorated $504.6 million during the first quarter of 1996 and improved $346.1 million in the comparable 1995 period. These changes were primarily due to the effects of changing interest rates on the fair value of the fixed maturity portfolio.

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

     Derivative financial instruments with a notional amount of $4,689.8 million at March 31, 1996 and $1,000.7 million at December 31, 1995 and designated as hedges of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $2,449.2 million at March 31, 1996 and $3,738.2 million at December 31, 1995 and designated as hedges of Transamerica's liabilities were outstanding. The change in the notional amount outstanding of both asset and liability hedges reflects additional derivative contracts entered into and redesignation of certain of Transamerica's outstanding derivative contracts from liability hedges to asset hedges to better reflect for accounting purposes the match of the derivative and the underlying hedged risk.

     While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1996, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at March 31, 1996 and December 31, 1995 was a net benefit of $71.1 million and $79.9 million comprising agreements with aggregate gross benefits of $108.5 million and $122,5 million and agreements with aggregate gross obligations of $37.4 million and $42.6 million.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Corporation's Annual Meeting of Stockholders held on April 25, 1996, its stockholders voted on a number of proposals and nominations. Results of these proposals and nominations were:

                               Votes        Votes      Votes                      Broker--
                                For        Against    Withheld     Abstentions    Non--Votes
Nomination for director:
  Samuel L. Ginn             60,346,997                 805,405
  Frank C. Herringer         59,988,430               1,163,972
  Charles R. Schwab          60,048,589               1,103,813

Election of auditors         60,672,644      252,773                  226,985

Stockholder Proposal
  on Redemption, or
  Submission to a
  Stockholder Vote, of
  the Stock Purchase
  Rights Plan Adopted
  in 1986*                   17,611,912   37,027,828                1,416,258     5,096,404

*Stockholder did not present the proposal for action at the meeting.



     A total of 61,152,402 shares were present in person or by proxy at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           11    Statement Re: Computation of Per Share Earnings.
           12    Computation of Ratio of Earnings to Fixed Charges.
           27    Financial Data Schedule.

     (b)   Reports on Form 8-K.  None.


                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)

Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  May 10, 1996