Form 10-Q
period 1996-06-30
TRANSAMERICA CORP
filed 1996-08-09
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1996


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

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on July 31, 1996: 66,160,481 shares, after deducting 13,577,981 shares in treasury.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended June 30, 1996 and 1995, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1995. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.


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

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                                  Assets


                                                   June 30,    December 31,
                                                     1996          1995
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities                                $25,622.8     $26,076.1
  Equity securities                                   829.6         703.2
  Mortgage loans and real estate                      771.3         594.5
  Loans to life insurance policyholders               420.8         426.4
  Short-term investments                              169.3         226.5
                                                  _________     _________
                                                   27,813.8      28,026.7

Finance receivables                                 8,241.7       8,287.8
Less unearned fees ($257.7 in 1996
  and $289.7 in 1995) and allowance for
  losses                                              517.5         529.7
                                                  _________     _________
                                                    7,724.2       7,758.1

Cash and cash equivalents                              92.1          67.6
Trade and other accounts receivable                 2,016.0       3,130.1
Property and equipment, less accumulated
    depreciation of $1,230.9 in 1996 and
    $1,140.6 in 1995:
  Land, buildings and equipment                       443.7         411.5
  Equipment held for lease                          2,874.4       2,862.0
Deferred policy acquisition costs                   2,214.5       1,974.2
Separate account assets                             2,836.8       2,533.4
Goodwill, less accumulated amortization of
  $137.4 in 1996 and $130.8 in 1995                   395.9         402.4
Other assets                                          812.7         778.5
                                                  _________     _________
                                                  $47,224.1     $47,944.5
                                                  =========     =========

(Amounts in millions)

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _________________

                  CONSOLIDATED BALANCE SHEET (Continued)

                   Liabilities and Stockholders' Equity


                                                   June 30,    December 31,
                                                     1996          1995

Life insurance policy liabilities                 $27,823.5     $27,893.4
Notes and loans payable, principally of
  finance subsidiaries, of which $1,492.3
  in 1996 and $996.3 in 1995 matures
  within one year                                  10,388.9      10,337.8
Accounts payable and other liabilities              1,624.7       1,672.4
Income taxes                                          713.1       1,007.6
Separate account liabilities                        2,836.8       2,533.4

Minority interest in preferred securities
  of affiliate                                        200.0         200.0

Stockholders' equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares, at
      liquidation preference of $100,000
      per share, weighted average dividend
      rate of 4.04% in 1996 and 4.66% in 1995         225.0         225.0
    Outstanding--Series D, 180,091 shares, at
      liquidation preference of $500 per share,
      cumulative dividend rate of 8.5%                 90.0          90.0
  Preference Stock (without par value)--
    5,000,000 shares authorized; none
    outstanding
  Common Stock ($1 par value):
    Authorized--150,000,000 shares
    Outstanding--66,409,256 shares in 1996
      and 67,989,508 shares in 1995, after
      deducting 13,329,206 shares and
      11,748,954 shares in treasury                    66.4          68.0
  Retained earnings                                 2,876.9       2,866.0
  Net unrealized gain on investments marked
    to fair value                                     409.8       1,079.9
  Foreign currency translation adjustments            (31.0)        (29.0)
                                                  _________     _________
                                                    3,637.1       4,299.9
                                                  _________     _________
                                                  $47,224.1     $47,944.5
                                                  =========     =========

(Amounts in millions except for share data)

                                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _______________

                                      CONSOLIDATED STATEMENT OF INCOME

                                                       Six months ended              Three months ended
                                                            June 30,                       June 30,
                                                       1996         1995              1996          1995
REVENUES
Investment income                                    $1,036.6     $  975.2          $  522.5      $  495.5
Life insurance premiums and related
  income                                                842.6        930.6             425.2         505.1
Finance charges and other fees                          587.1        571.5             293.5         301.4
Leasing revenues                                        347.7        343.0             173.9         174.0
Real estate and tax service revenues                    119.5         93.6              61.5          50.6
Gain on investment transactions                          29.6         13.3              16.6          10.2
Other                                                    45.6         74.3              21.8          44.2
                                                     ________     ________          ________      ________
                                                      3,008.7      3,001.5           1,515.0       1,581.0
EXPENSES
Life insurance benefits                               1,325.0      1,415.1             659.3         756.0
Life insurance underwriting, acquisition
  and other expenses                                    316.3        279.8             162.9         134.1
Interest and debt expense                               352.5        354.1             175.2         185.8
Leasing operating and maintenance costs                 183.0        179.3              90.1          90.3
Provision for losses on receivables                     101.5         51.4              68.3          25.5
Other, including administrative and general
  expenses                                              394.5        371.8             196.6         190.0
                                                     ________     ________          ________      ________
                                                      2,672.8      2,651.5           1,352.4       1,381.7
                                                     ________     ________          ________      ________
                                                        335.9        350.0             162.6         199.3
Income taxes                                            114.7        135.9              56.7          81.5
                                                     ________     ________          ________      ________
Net income                                           $  221.2     $  214.1          $  105.9      $  117.8
                                                     ========     ========          ========      ========
Earnings per share of common stock (based
  on weighted average number of shares
  outstanding for the six months ended
  June 30, 1996 and 1995 of 67,477,000
  and 69,146,000 and for the three months
  then ended of 67,073,000 and 69,146,000
  after deduction of preferred dividends):
    Income before gain on investment
      transactions                                      $2.87        $2.84             $1.36         $1.54
    Gain on investment transactions                      0.28         0.12              0.16          0.09
                                                        _____        _____             _____         _____
    Net income                                          $3.15        $2.96             $1.52         $1.63
                                                        =====        =====             =====         =====
Dividends per share of common stock                     $1.00        $1.00             $0.50         $0.50
                                                        =====        =====             =====         =====

Ratio of earnings to fixed charges                       1.92         1.95

(Dollar amounts in millions except for share data)


Page 6
                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              ____________

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                      Six months ended
                                                          June 30,
                                                      1996        1995

Balance at beginning of year                        $2,866.0    $2,557.4
Net income                                             221.2       214.1
Dividends on common stock                              (66.9)      (69.0)
Dividends on preferred stock                            (8.6)       (9.1)
Treasury stock purchased                              (134.8)
                                                    ________    ________
Balance at end of period                            $2,876.9    $2,693.4
                                                    ========    ========


                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Six months ended
                                                          June 30,
                                                      1996        1995
OPERATING ACTIVITIES
Net income                                          $  221.2    $  214.1
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies            659.4       524.3
  Amortization of policy acquisition costs             118.9       109.0
  Policy acquisition costs deferred                   (177.0)     (201.0)
  Depreciation and amortization                        154.7       149.8
  Other                                               (107.7)      (67.6)
                                                    ________    ________
  Net cash provided by operations                      869.5       728.6

INVESTING ACTIVITIES
Finance receivables originated                      (8,683.0)   (9,169.9)
Finance receivables collected                        8,544.1     9,156.6
Purchase of investments                             (4,222.4)   (2,671.0)
Sales and maturities of investments                  3,164.6     1,464.5
Purchase of finance receivables and other
  assets from ITT Consumer Financial
  Corporation                                                   (1,027.3)
Other                                                 (102.1)     (261.8)
                                                    ________    ________
  Net cash used by investing activities             (1,298.8)   (2,508.9)

FINANCING ACTIVITIES
Proceeds from debt financing                         3,062.6     5,313.4
Payment of notes and loans                          (3,021.3)   (4,250.2)
Receipts from interest-sensitive policies
  credited to policyholder account balances          2,810.0     2,376.0
Return of policyholder balances on
  interest-sensitive policies                       (2,185.5)   (1,476.6)
Treasury stock purchased                              (169.1)      (71.3)
Other common stock transactions                         32.6        22.9
Purchase of preferred stock                                         (0.8)
Dividends                                              (75.5)      (78.1)
                                                    ________    ________
  Net cash provided by financing activities            453.8     1,835.3
                                                    ________    ________
Increase in cash and cash equivalents                   24.5        55.0
Cash and cash equivalents at beginning
  of year                                               67.6        64.3
                                                    ________    ________
Cash and cash equivalents at end of period          $   92.1    $  119.3
                                                    ========    ========

(Amounts in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

     Transamerica's net income for the first half of 1996 increased
$7.1 million (3%), compared to the first half of 1995. Net income for the first half of 1996 included net after tax gains from investment transactions aggregating $19.2 million compared to $8.6 million in the first half of 1995. In the first half of 1996 Transamerica's income before gain on investment transactions decreased $3.5 million (2%) due primarily to declines in consumer lending operating results and higher unallocated interest and expenses. Substantially offsetting these declines were improvements in life insurance, real estate services and leasing operating results.

     Transamerica's net income for the second quarter of 1996 decreased
$11.9 million (10%) compared to the second quarter of 1995. Net income for the second quarter of 1996 included net after tax gains from investment transactions aggregating $10.7 million compared to $6.6 million in the second quarter of 1995. In the second quarter of 1996 Transamerica's income before investment transactions decreased $16 million (14%) due primarily to a decline in consumer lending operating results and higher unallocated interest and expenses. Partially offsetting these declines were increases in life insurance, real estate services and commercial lending operating results.

     Gain (loss) on investment transactions, pretax, included in consolidated revenues, comprised (amounts in millions):

                                      Six months ended    Three months ended
                                          June 30,             June 30,
                                        1996    1995         1996    1995

Net gain on sale of investments        $27.6   $22.6        $18.0   $16.3
Adjustment for impairment in value      (1.2)   (6.7)        (1.2)   (2.7)
Adjustment to amortization of
  deferred policy acquisition
  costs for realized investment
  transactions                           3.2    (2.6)        (0.2)   (3.4)
                                       _____   _____        _____   _____
                                       $29.6   $13.3        $16.6   $10.2
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

                            REVENUES AND INCOME BY LINE OF BUSINESS
                                     Six months ended June 30,                Second quarter
                                  Revenues                 Income                 Income
                             1996        1995         1996        1995        1996      1995
                                                 (Amounts in millions)

Life insurance             $1,869.2    $1,898.2      $152.3      $135.1      $ 79.5    $ 71.3
Gain on investment
  transactions                 25.4         1.5        16.5         1.0         3.7       2.0
                           ________    ________      ______      ______      ______    ______
Total life insurance        1,894.6     1,899.7       168.8       136.1        83.2      73.3

Consumer lending              392.3       375.7        13.1        40.6        (4.7)     22.9
Commercial lending            211.6       217.7        32.7        33.0        18.2      15.0
Leasing                       363.8       357.8        37.7        35.1        18.9      18.8
Amortization of goodwill                               (6.5)       (6.5)       (3.2)     (3.2)
                           ________    ________      ______      ______      ______    ______
Total finance                 967.7       951.2        77.0       102.2        29.2      53.5

Real estate services          148.9       101.9        21.3         8.7        11.7       6.0
Gain on investment
  transactions                 18.1        11.8        11.8         7.6         8.3       4.6
Amortization of goodwill                               (0.1)       (0.1)       (0.1)     (0.1)
                           ________    ________      ______      ______      ______    ______
Total real estate
  services*                   167.0       113.7        33.0        16.2        19.9      10.5

Unallocated interest
  and other expenses*          13.7        48.0       (48.5)      (40.4)      (25.1)    (19.5)
Consolidation elimina-
  tions                       (34.3)      (11.1)       (9.1)                   (1.3)
                           ________    ________      ______      ______      ______    ______
Total revenues and
  net income               $3,008.7    $3,001.5      $221.2      $214.1      $105.9    $117.8
                           ========    ========      ======      ======      ======    ======

*Certain 1995 amounts have been reclassified between real estate services and unallocated interest and other expenses to conform to the 1996 presentation.



Life Insurance

     Net income from life insurance operations for the first half and second quarter of 1996 increased $32.7 million (24%) and $9.9 million (14%) over the corresponding periods of 1995. Net income included net after tax gains from investment transactions of $16.5 million and $3.7 million in the first half and second quarter of 1996 compared to $1 million and $2 million in the first half and second quarter of 1995.

     Income before investment transactions increased $17.2 million (13%) and $8.2 million (11%) in the first half and second quarter of 1996 over the corresponding periods of 1995. The structured settlements, group pension, and Canadian lines all experienced increases in income before investment transactions in the first half and second quarter of 1996 primarily as a result of increased policy related income due to a larger base of interest-sensitive policies and maintained interest spreads on a growing asset base. Income before investment transactions for the individual life insurance line increased slightly during the first half of 1996 compared to the first half of 1995 due primarily to increased fee income on a larger base of interest-sensitive policies. For the second quarter of 1996, income before investment transactions for the individual life insurance line decreased slightly compared to the second quarter of 1995 due primarily to increased operating expenses. The annuities line benefited from higher interest spreads and fee income but experienced a decrease in income before investment transactions in the first half and second quarter of 1996 compared to the corresponding periods of 1995 primarily as a result of the relocation costs associated with moving a portion of the operation to Charlotte, North Carolina. Income before investment transactions for the reinsurance line increased during the first half and second quarter of 1996 compared to the corresponding 1995 periods primarily due to improved renewals and a favorable shift in business mix, which more than offset the lower premium revenues experienced in the first quarter of 1996 compared to 1995's first quarter. Income before investment transactions for the corporate and other line increased during the first half and second quarter of 1996 compared to the corresponding periods of 1995 primarily due to investment income from the amortization of discounts on securities called during the second quarter.

     Investment transactions for the first half and second quarter of 1996 included after tax gains of $13.2 million and $2.7 million realized on the sale of investments compared to $7 million and $6 million in the first half and second quarter of 1995. The $13.2 million after tax gain for the first half of 1996 included an after tax gain of $9.1 million resulting from a transaction with a special purpose subsidiary of Transamerica Corporation wherein certain below investment grade bonds were exchanged for collateralized higher rated bond obligations issued by the special purpose subsidiary. This transaction had no effect on the consolidated financial statements of Transamerica Corporation. Investment transactions in the first half and second quarter of 1996 reflected downward adjustments of $800,000 after tax compared to $4.3 million and $1.7 million after tax in the corresponding periods of 1995 primarily for impairment in the value of certain below investment grade fixed maturity investments.

     Net investment income increased $59.1 million (6%) and $25.5 million (5%) for the first half and second quarter of 1996 over the first half and second quarter of 1995 due to increased investments.

     Premiums and related income decreased $88 million (10%) and $79.9 million (16%) for the first half and second quarter of 1996 from the corresponding 1995 periods due primarily to a decrease from reinsurance transactions and reduced premium income from the group pension line. Life insurance benefit costs and expenses decreased $53.6 million (3%) and $67.9 million (8%) for the first half and second quarter of 1996 compared to the corresponding 1995 periods principally due to a decrease in benefit expense corresponding with the reduced premium income from the group pension line.

     Cash provided by operations for the first half and second quarter of 1996 increased $230.1 million (79%) and $66.9 million (55%) over the first half and second quarter of 1995 principally due to increased investment income from asset growth and the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. The life insurance operation continues to maintain a sufficiently liquid portfolio to cover its operating requirements, with remaining funds being invested in longer term securities.

Consumer Lending

     Consumer lending net income for the first six months of 1996 and 1995 was $13.1 million and $40.5 million. Results for the second quarter of 1996 were a net loss of $4.7 million compared to net income of $22.9 million for the second quarter of 1995. Consumer lending income, before the amortization of goodwill, for the first six months of 1996 and 1995 was $13.1 million and $40.6 million. Consumer lending results, before the amortization of goodwill, for the second quarter of 1996 were a loss of $4.7 million compared to income of $22.9 million in the second quarter of 1995. Consumer lending results, before the amortization of goodwill, for the first six months and second quarter of 1996 decreased $27.5 million (68%) and $27.6 million (121%) from the first six months and second quarter of 1995 due primarily to higher provisions for losses on receivables.

     Revenues increased $16.6 million (4%) for the first half of 1996 over the comparable period of 1995 reflecting an increase in average net receivables outstanding for the first half of 1996 over the first half of 1995. The increase in average net receivables outstanding for the first six months reflects the impact of the March 31, 1995 acquisition of approximately $1 billion in home equity loans from ITT Consumer Financial Corporation (ITT). For the second quarter of 1996 revenues decreased $9.8 million (5%) over the second quarter of 1995 reflecting a decrease in average net receivables outstanding. The continuing runoff of the ITT portfolio, which included delinquent accounts purchased at a discount, contributed to the decrease in average net receivables along with runoff in other portfolios which exceeded originations.

     Interest expense for the first half and second quarter of 1996 decreased $2.2 million (1%) and $10 million (12%) from the comparable year ago periods reflecting reduced borrowing rates and in the second quarter of 1996 a reduced level of borrowings. Other operating expenses for the first half and second quarter of 1996 increased $13.9 million (12%) and $1.5 million (3%) over the same periods a year ago reflecting increased expenses on disposition of repossessed assets and increased advertising costs.

     The provision for losses on receivables for the first six months and second quarter of 1996 increased $51.1 million (120%) and $45 million (206%) compared to the same periods a year ago primarily in response to recent increased delinquencies principally in the non real estate loan portfolio and increased credit losses. Net credit losses for the first six months and second quarter of 1996 increased $31.6 million (77%) and $16.3 million (74%) over the comparable periods of 1995. Non real estate losses represented $14.3 million and $6.6 million of the increase in the first six months and second quarter of 1996 over the comparable periods of 1995 primarily reflecting increasing levels of consumer bankruptcies. Increased losses from the ITT portfolio represented $11.3 million and $3.2 million of the increases for the first six months and second quarter of 1996 compared to the same periods of 1995. Excluding ITT, real estate losses represented $6 million and $6.5 million of the increases in the first half and second quarter of 1996 over the same periods of 1995 reflecting increased California foreclosure activity.
Net credit losses as a percentage of average net outstandings were 3.00% and 3.20% for the first six months and second quarter of 1996 compared to 1.76% and 1.71% for the same periods of 1995. In addition to higher credit losses, the increase in the percentage for the second quarter of 1996 was affected by lower outstanding receivables.

     Net consumer finance receivables at June 30, 1996 and December 31, 1995 were $4.7 billion and $4.9 billion of which $3.8 billion and $4 billion were real estate secured loans, principally first and second mortgages secured by residential properties. Approximately 36% of the real estate secured loans were located in California. The decrease in net receivables was primarily due to the continuing liquidation of the ITT portfolio and runoff in other portfolios which exceeded originations.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $147.3 million (3.02% of finance receivables outstanding) at June 30, 1996 compared to $143.6 million (2.79% of finance receivables outstanding) at December 31, 1995. Approximately two thirds of the increase in the delinquency percentage was due to the effects of lower outstanding receivables at June 30, 1996 with the remainder caused by an increase in delinquencies in the non real estate portfolio of $3.1 million (7%) and in the real estate portfolio of $600,000 (1%). Delinquencies in the non real estate loan portfolio increased to 5.28% of receivables outstanding at June 30, 1996 compared to 4.78% at December 31, 1995.

     Management has established an allowance for losses equal to 3.76% of net consumer finance receivables outstanding at June 30, 1996 compared to 3.32% at December 31, 1995. This increase is in response to recent increased delinquencies, principally in the non real estate loan portfolio which represents about 19% of the consumer lending portfolio.

     Accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 29 days. At June 30, 1996 and December 31, 1995 such nonearning receivables, which exclude accounts in foreclosure, amounted to $341.8 million and $308 million. Payments received on accounts while in nonaccrual status are applied to principal and interest income according to the terms of the loan.

     When foreclosure proceedings begin on an account secured by real estate, the account is moved from finance receivables to other assets and is written down to the lower of the account balance or the fair value of the collateral less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $191.9 million at June 30, 1996 of which 63% pertained to California compared to $207.3 million at December 31, 1995, of which 69% pertained to California.

     Since any change in the trends in credit losses, delinquencies, accounts in foreclosure and repossessed assets may be impacted by factors such as economic conditions, competition, and for accounts secured by real estate, the state of the real estate market, particularly in California, the extent and timing of any change in these trends is uncertain. Management intends to accelerate its efforts to reduce exposure to the non real estate loan segment of the portfolio by further curtailing production in that segment, liquidating selected portions of that segment and intensifying collection efforts.

Commercial Lending

     Commercial lending net income for the first half and second quarter of 1996 was $27.3 million and $15.5 million compared to $27.6 million and $12.3 million for the corresponding periods of 1995. Commercial lending income, before the amortization of goodwill, was $32.7 million and $18.2 million in the first half and second quarter of 1996 compared to $33 million and $15 million in the same periods of 1995.

     Commercial lending income, before the amortization of goodwill, for the first half and second quarter of 1996 decreased $300,000 (1%) and increased $3.2 million (21%) from 1995's first half and second quarter. The results for the first half of 1995 included a $2.8 million after tax gain on the first quarter sale of the consumer rediscount loan portfolio. Excluding the gain on sale, commercial lending income increased $2.5 million (8%) in the first half of 1996 over the first half of 1995. The increased income in the first half and second quarter resulted from higher margins, higher average receivables outstanding and a lower provision for loss on receivables. Margins were higher due to the higher spread between the indices at which the commercial lending operation lent to customers versus the indices at which funds were borrowed.

     Revenues in the first half of 1996 decreased $6.1 million (3%) and increased $100,000 (-%) for the second quarter of 1996 over the corresponding 1995 periods. The first half decrease was primarily due to the gain on sale of the rediscount loan portfolio in 1995.

     Interest expense decreased $5.5 million (7%) and $3.0 million (8%) in the first half and second quarter of 1996 over the comparable 1995 periods due to a lower average interest rate on borrowings. Operating expenses for the first six months of 1996 increased $1.8 million (2%) and decreased $200,000 (-%) for the quarter. The first half increase was attributable to expenses incurred in the equipment finance and leasing division which began operations during the second quarter of 1995, a $1.3 million ($800,000 after tax) provision for settlement of a legal matter during the first quarter of 1996, and increased expenses due to growth in the core businesses. Partly offsetting these increases were reduced expenses related to the management of the liquidating receivables and assets held for sale which were disposed of in late 1995. During the second quarter of 1996 reduced expenses related to the liquidating portfolios more than offset increased expenses in the core businesses. The provision for losses on receivables in the first half and second quarter of 1996 decreased $1 million (12%) and $2.3 million (62%) compared to the same periods of 1995. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.10% for the first half and second quarter of 1996 compared to 0.34% and negative 0.03% for the comparable periods of 1995. The decline for the first half was primarily due to the relatively higher level of credit losses related to the consumer rediscount portfolio which was sold during the first quarter of 1995. During the second quarter of 1995, recoveries on previously recorded losses exceeded credit losses.

     Net commercial finance receivables outstanding increased $215.7 million (7%) from December 31, 1995. Business credit grew $106 million primarily due to growth in the equipment finance and leasing operation. Inventory finance experienced an increase of $80 million primarily due to increased penetration of existing markets through alliances and other activities. The insurance premium finance unit grew $33 million principally due to expansion in Europe. Management has established an allowance for losses equal to 2.53% of net commercial finance receivables outstanding as of June 30, 1996 compared to 2.51% at December 31, 1995.

     Delinquent receivables are defined as the instalment balance for inventory finance and asset based lending receivables and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $16.5 million (0.49% of receivables outstanding) at June 30, 1996 compared to $11.1 million (0.35% of receivables outstanding) at December 31, 1995.

     Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $20.5 million (0.61% of receivables outstanding) at June 30, 1996 compared to $18 million (0.57% of receivables outstanding) at December 31, 1995. The increase in delinquent and nonearning receivables was primarily attributable to a single account in the insurance premium finance portfolio which has been fully reserved.

Leasing

     Leasing net income for the first half and second quarter of 1996 was $36.7 million and $18.4 million compared to $34.1 million and $18.3 million for the first half and second quarter of 1995. Leasing income, before the amortization of goodwill, was $37.7 million and $18.9 million in the first half and second quarter of 1996 compared to $35.1 million and $18.8 million in the corresponding periods of 1995.

     Leasing income, before the amortization of goodwill, for the first half and second quarter of 1996, increased $2.6 million (7%) and $100,000 (-%) over the first half and second quarter of 1995. Results from operations include benefits from the favorable resolution of outstanding tax issues totaling $2.6 million in the first quarter of 1996 and $1.8 million in the second quarter of 1995. Excluding these tax benefits, leasing income for the first half and second quarter of 1996 increased $1.8 million (5%) and $1.9 million (11%) over the first half and second quarter of 1995. For both the first half and second quarter, earnings increased due to a larger portfolio of finance leases and more on-hire units in the refrigerated container, tank container and European trailer lines of business. These increases were partially offset by lower earnings resulting from lower standard container and chassis utilization and per diem rates. The second quarter earnings were also favorably impacted by lower ownership and operating costs in the rail trailer business.

     Revenue for the first half of 1996 increased $6 million (2%) over the corresponding 1995 period. The first half of the 1996 revenue increase was primarily due to a larger portfolio of finance leases and a larger on-hire fleet of refrigerated and tank containers, and European trailers. Partially offsetting these increases were lower revenues resulting from lower per diem rates and utilization for standard containers and chassis. Rail trailers also reported lower revenues due to a smaller fleet size and less on-hire units.

     Revenue for the second quarter of 1996 decreased $100,000 (-%) from the 1995 second quarter primarily due to lower revenues resulting from lower standard container per diem rates and less standard container units on-hire, offset in part by increased revenue from a larger on-hire fleet of refrigerated containers and European trailers and a larger portfolio of finance leases.

     Expenses for the first half and second quarter of 1996 increased $7.2 million (2%) and $200,000 (-%) over the corresponding 1995 periods, mainly due to higher ownership and operating costs associated with larger refrigerated container, chassis and European trailer fleets, partially offset by lower ownership and operating costs in the rail trailer business.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 82% for both the first half and second quarter of 1996 compared to 85% and 86% for the first half and second quarter of 1995. Rail trailer utilization was 80% for both the first half and second quarter of 1996 compared to 75% and 72% for the first half and second quarter of 1995. European trailer utilization was 93% for both the first half and second quarter of 1996 compared to 96% and 95% for the first half and second quarter of 1995.

Real Estate Services

     Real estate services comprise Transamerica's real estate tax, investment management and other related services.

     Net income for the first six months and second quarter of 1996 increased $16.8 million (104%) and $9.4 million (90%) over the comparable periods of 1995. Net income included after tax gains from investment transactions in the first six months and second quarter of 1996 of $11.8 million and $8.3 million compared to $7.6 million and $4.6 million in the comparable periods of 1995. Net income before investment transactions for the first half and second quarter of 1996 increased $12.6 million (145%) and $5.7 million (95%) over the comparable periods of 1995 primarily due to an increase in real estate tax service revenues caused by higher mortgage refinancings resulting from lower interest rates.

     Revenues for the first six months and second quarter of 1996 increased $53.3 million (47%) and $33.4 million (55%) over the comparable periods of 1995 as a result of increased business at the real estate tax service operation and higher investment income.

Unallocated Interest and Expenses

     Unallocated interest and expenses, after related income taxes, for the first half and second quarter of 1996 increased $8.1 million (20%) and $5.6 million (29%) over the comparable periods of 1995. In 1995, unallocated interest and expenses included income from Criterion Investment Management Company (CIMC) of $6.6 million and $5.2 million for the first six months and second quarter of 1995. Included in CIMC income was a gain of $4.8 million from the sale of its assets on May 2, 1995. Excluding the results of CIMC, unallocated interest and expenses increased $1.5 million (3%) and $400,000 (2%) in the first six months and second quarter of 1996 over the comparable 1995 periods primarily due to increased interest expense as a result of higher outstanding debt.

Corporate Liquidity and Capital Requirements

     Transamerica Corporation receives funds from its subsidiaries in the form of dividends, income taxes and interest on loans. The Corporation uses these funds to pay dividends to its stockholders, purchase shares of its common stock, reinvest in the operations of its subsidiaries and pay corporate interest, expenses and taxes. Reinvested funds are allocated among subsid-iaries on the basis of expected returns, creation of shareholder value and capital needs. Reinvestment may be accomplished by allowing a subsidiary to retain all or a portion of its earnings, or by making capital contributions or loans.

     The Corporation also borrows funds to finance acquisitions or to lend to certain of its subsidiaries to finance their working capital needs. Subsidiaries are required to maintain prudent financial ratios consistent with other companies in their respective industries and retain the capacity through committed credit lines to repay working capital loans from the Corporation.

     On July 25, 1996 Transamerica announced that it had signed a definitive agreement to acquire Trans Ocean Ltd., a container leasing company, in exchange for approximately $110 million in shares of Transamerica common stock. The final purchase price is subject to adjustment and is dependent upon, among other things, the size of Trans Ocean's fleet as determined at the closing date. Completion of the transaction is subject to, among other things, the approval of Trans Ocean's shareholders and receipt of required regulatory approvals. The acquisition is expected to close early in the fourth quarter of 1996.

     On July 25, 1996, Transamerica announced that its board of directors had authorized additional purchases of up to 2 million shares of the company's common stock. As a result of previously announced share purchase programs, during the first half and second quarter of 1996 Transamerica purchased 2,097,400 shares and 1,494,200 shares for $163.1 million and $117.1 million. At June 30, 1996, there were 457,600 shares of the company's common stock remaining to be purchased under previously announced share purchase programs.

Investment Portfolio

     Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $27.8 billion at June 30, 1996, of which $25.6 billion was invested in fixed maturities. At June 30, 1996,

96.3% of the fixed maturities was rated as "investment grade" with an additional 2.6% in the BB category or its equivalent. The amortized cost of fixed maturities was $25.1 billion resulting in a net unrealized gain position, before the effect of income taxes, of $559 million at June 30, 1996. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $2.2 million at June 30, 1996 compared to $6.9 million at December 31, 1995. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $67 million at June 30, 1996 and $71.4 million at December 31, 1995.

     In addition to the investments in fixed maturities, $771.3 million (2.8% of the investment portfolio), net of allowance for losses of $46 million, was invested in mortgage loans and real estate including $720.7 million in commercial mortgage loans, $83.8 million in real estate investments and $12.8 million in foreclosed real estate. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled
$10.4 million at June 30, 1996 and $3.9 million at December 31, 1995. Allowances for possible losses of $46 million at June 30, 1995 and $48.8 million at December 31, 1995 have been established to cover possible losses from mortgage loans and real estate investments.

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

     Derivative financial instruments with a notional amount of $4,818.9 million at June 30, 1996 and $1,000.7 million at December 31, 1995 and designated as hedges of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $3,033.2 million at June 30, 1996 and $3,738.2 million at December 31, 1995 and designated as hedges of Transamerica's liabilities were outstanding. The change in the notional amount outstanding of both asset and liability hedges reflects additional derivative contracts entered into and redesignation of certain of Transamerica's outstanding derivative contracts from liability hedges to asset hedges to better reflect for accounting purposes the match of the derivative and the underlying hedged risk.

     While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1996, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at June 30, 1996 and December 31, 1995 was a net benefit of $66.1 million and $79.9 million comprising agreements with aggregate gross benefits of $106.6 million and $122.5 million and agreements with aggregate gross obligations of $40.5 million and $42.6 million.

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

Date:  August 9, 1996