Form 10-Q
period 1996-09-30
TRANSAMERICA CORP
filed 1996-11-08
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1996


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

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on October 31, 1996: 66,246,908 shares, after deducting 15,062,703 shares in treasury.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended September 30, 1996 and 1995, and the balance sheet as of December 31, 1995 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1995. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.


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

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                                  Assets


                                                September 30,  December 31,
                                                    1996           1995
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities                                $26,509.0     $26,076.1
  Equity securities                                   909.6         703.2
  Mortgage loans and real estate                      730.8         594.5
  Loans to life insurance policyholders               434.4         426.4
  Short-term investments                               79.9         226.5
                                                  _________     _________
                                                   28,663.7      28,026.7

Finance receivables                                 8,197.9       8,287.8
Less unearned fees ($265.1 in 1996
  and $289.7 in 1995) and allowance for
  losses                                              635.9         529.7
                                                  _________     _________
                                                    7,562.0       7,758.1

Cash and cash equivalents                              97.1          67.6
Trade and other accounts receivable                 2,145.7       3,130.1
Property and equipment, less accumulated
    depreciation of $1,254.3 in 1996 and
    $1,140.6 in 1995:
  Land, buildings and equipment                       430.6         411.5
  Equipment held for lease                          2,893.4       2,862.0
Deferred policy acquisition costs                   2,200.1       1,974.2
Separate account assets                             3,349.4       2,533.4
Goodwill, less accumulated amortization of
  $140.7 in 1996 and $130.8 in 1995                   392.6         402.4
Other assets                                          773.6         778.5
                                                  _________     _________
                                                  $48,508.2     $47,944.5
                                                  =========     =========

(Amounts in millions)

                 TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             _________________

                  CONSOLIDATED BALANCE SHEET (Continued)

                   Liabilities and Stockholders' Equity


                                                September 30,  December 31,
                                                    1996           1995

Life insurance policy liabilities                 $28,426.8     $27,893.4
Notes and loans payable, principally of
  finance subsidiaries, of which $1,793.7
  in 1996 and $996.3 in 1995 matures
  within one year                                  10,542.1      10,337.8
Accounts payable and other liabilities              1,651.2       1,672.4
Income taxes                                          669.4       1,007.6
Separate account liabilities                        3,349.4       2,533.4

Minority interest in preferred securities
  of affiliate                                        200.0         200.0

Stockholders' equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares, at
      liquidation preference of $100,000
      per share, weighted average dividend
      rate of 4.00% in 1996 and 4.66% in 1995         225.0         225.0
    Outstanding--Series D, 180,091 shares, at
      liquidation preference of $500 per share,
      cumulative dividend rate of 8.5%                 90.0          90.0
  Preference Stock (without par value)--
    5,000,000 shares authorized; none
    outstanding
  Common Stock ($1 par value):
    Authorized--150,000,000 shares
    Outstanding--64,702,304 shares in 1996
      and 67,989,508 shares in 1995, after
      deducting 15,036,158 shares and
      11,748,954 shares in treasury                    64.7          68.0
  Retained earnings                                 2,836.2       2,866.0
  Net unrealized gain on investments marked
    to fair value                                     484.5       1,079.9
  Foreign currency translation adjustments            (31.1)        (29.0)
                                                  _________     _________
                                                    3,669.3       4,299.9
                                                  _________     _________
                                                  $48,508.2     $47,944.5
                                                  =========     =========

(Amounts in millions except for share data)

                                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _______________

                                      CONSOLIDATED STATEMENT OF INCOME

                                                      Nine months ended              Three months ended
                                                        September 30,                   September 30,
                                                       1996         1995              1996          1995
REVENUES
Investment income                                    $1,566.9     $1,476.3          $  530.3      $  501.1
Life insurance premiums and related
  income                                              1,350.8      1,424.7             508.2         494.1
Finance charges and other fees                          873.2        867.5             286.1         296.0
Leasing revenues                                        526.6        520.5             178.9         177.5
Real estate and tax service revenues                    191.0        134.7              71.5          49.8
Gain (loss) on investment transactions                   28.0         51.3              (1.6)         38.0
Other                                                    64.5        107.7              18.9          24.7
                                                     ________     ________          ________      ________
                                                      4,601.0      4,582.7           1,592.3       1,581.2
EXPENSES
Life insurance benefits                               2,076.1      2,169.4             751.1         754.3
Life insurance underwriting, acquisition
  and other expenses                                    473.3        407.8             157.0         128.0
Interest and debt expense                               527.2        535.4             174.7         181.3
Leasing operating and maintenance costs                 275.5        269.3              92.5          90.0
Provision for losses on receivables                     249.6         77.4             148.1          26.0
Other, including administrative and general
  expenses                                              597.6        593.1             203.1         221.3
                                                     ________     ________          ________      ________
                                                      4,199.3      4,052.4           1,526.5       1,400.9
                                                     ________     ________          ________      ________
                                                        401.7        530.3              65.8         180.3
Income taxes (benefit)                                   66.6        169.2             (48.1)         33.3
                                                     ________     ________          ________      ________
Net income                                           $  335.1     $  361.1          $  113.9      $  147.0
                                                     ========     ========          ========      ========
Earnings per share of common stock (based
  on weighted average number of shares
  outstanding for the nine months ended
  September 30, 1996 and 1995 of 66,802,000
  and 68,949,000 after deduction of
  preferred dividends):
    Income before gain on investment
      transactions                                      $4.55        $4.56             $1.68         $1.72
    Gain (loss) on investment transactions               0.27         0.48             (0.01)         0.36
                                                        _____        _____             _____         _____
    Net income                                          $4.82        $5.04             $1.67         $2.08
                                                        =====        =====             =====         =====
Dividends per share of common stock                     $1.50        $1.50             $0.50         $0.50
                                                        =====        =====             =====         =====

Ratio of earnings to fixed charges                       1.74         1.96

(Dollar amounts in millions except for share data)


Page 6
                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              ____________

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                      Nine months ended
                                                        September 30,
                                                      1996         1995

Balance at beginning of year                        $ 2,866.0   $ 2,557.4
Net income                                              335.1       361.1
Dividends on common stock                               (99.2)     (103.1)
Dividends on preferred stock                            (12.8)      (13.6)
Treasury stock purchased                               (252.9)
                                                    _________   _________
Balance at end of period                            $ 2,836.2   $ 2,801.8
                                                    =========   =========


                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Nine months ended
                                                        September 30,
                                                      1996         1995
OPERATING ACTIVITIES
Net income                                          $   335.1   $   361.1
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies             764.9       803.0
  Amortization of policy acquisition costs              180.3       152.0
  Policy acquisition costs deferred                    (278.5)     (289.9)
  Depreciation and amortization                         237.2       223.8
  Other                                                  12.7      (254.9)
                                                    _________   _________
  Net cash provided by operations                     1,251.7       995.1

INVESTING ACTIVITIES
Finance receivables originated                      (13,656.7)  (13,982.9)
Finance receivables collected                        13,490.3    14,056.8
Purchase of investments                              (6,218.9)   (4,365.1)
Sales and maturities of investments                   4,431.7     2,568.8
Purchase of finance receivables and other
  assets from ITT Consumer Financial
  Corporation                                                    (1,027.3)
Other                                                  (225.6)     (382.8)
                                                    _________   _________
  Net cash used by investing activities              (2,179.2)   (3,132.5)

FINANCING ACTIVITIES
Proceeds from debt financing                          4,588.7     6,510.1
Payment of notes and loans                           (4,397.2)   (5,525.4)
Receipts from interest-sensitive policies
  credited to policyholder account balances           5,183.6     4,003.8
Return of policyholder balances on
  interest-sensitive policies                        (4,049.9)   (2,629.9)
Treasury stock purchased                               (290.9)     (119.7)
Other common stock transactions                          34.7        36.3
Redemption of preferred stock                                        (0.8)
Dividends                                              (112.0)     (116.7)
                                                    _________   _________
  Net cash provided by financing activities             957.0     2,157.7
                                                    _________   _________
Increase in cash and cash equivalents                    29.5        20.3
Cash and cash equivalents at beginning
  of year                                                67.6        64.3
                                                    _________   _________
Cash and cash equivalents at end of period          $    97.1   $    84.6
                                                    =========   =========

(Amounts in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

     Transamerica's net income for the first nine months of 1996 decreased $26 million (7%), compared to the first nine months of 1995. Net income for the first nine months of 1996 included net after tax gains from investment transactions aggregating $18.2 million compared to $33.4 million in the first nine months of 1995. In the first nine months of 1996 Transamerica's income before gain on investment transactions decreased $10.8 million (3%). Income before investment transactions for the 1996 period included $63.8 million in benefits from the resolution of prior years' tax matters and $9.1 million from the elimination of contingencies associated with the 1995 sale of assets in Puerto Rico by the commercial lending operation and contingencies associated with previously discontinued businesses. Offsetting these benefits was a $72 million after tax charge at the consumer lending operation primarily for increased loss reserves. Income before investment transactions for the 1995 period included a $30 million tax benefit from the satisfactory resolution of prior years' tax matters and a $2.9 million after tax benefit from the settlement of a class action lawsuit involving an investment in fixed maturity securities issued by Franklin Savings Association. These items were offset in part by a $21.5 million after tax provision for an expected loss on the Transamerica Center in downtown Los Angeles in anticipation of a planned sale and leaseback transaction. Excluding these items in both years income before investment transactions for the first nine months of 1996 decreased $300,000 (-%) due primarily to declines in consumer lending operating results and higher unallocated interest and expenses, offset in part by improvements in life insurance, real estate services, leasing and commercial lending operating results.

     Transamerica's net income for the third quarter of 1996 decreased $33.1 million (23%) compared to the third quarter of 1995. Net income for the third quarter of 1996 included net after tax losses from investment transactions aggregating $1 million compared to net after tax gains of $24.8 million in the third quarter of 1995. In the third quarter of 1996 Transamerica's income before investment transactions decreased $7.3 million (6%). Income before investment transactions for the third quarter of 1996 and 1995 included each of the items discussed in the preceding paragraph. Excluding these items, income before investment transactions for the third quarter of 1996 increased $3.2 million (3%) due primarily to increases in life insurance, real estate services and commercial lending operating results, offset in part by a decline in consumer lending operating results and higher unallocated interest and expenses.

     Gain (loss) on investment transactions, pretax, included in consolidated revenues, comprised (amounts in millions):

                                      Nine months ended   Three months ended
                                        September 30,        September 30,
                                        1996    1995         1996    1995

Net gain on sale of investments        $34.0   $74.5        $ 6.5   $51.9
Adjustment for impairment in value      (5.5)  (17.0)        (4.4)  (10.3)
Adjustment to amortization of
  deferred policy acquisition
  costs for realized investment
  transactions                          (0.5)   (6.2)        (3.7)   (3.6)
                                       _____   _____        _____   _____
                                       $28.0   $51.3        $(1.6)  $38.0
                                       =====   =====        =====   =====


     The amortization of deferred policy acquisition costs is adjusted due to losses or gains realized on the sale of certain investments. The adjustment to the amortization of deferred policy acquisition costs is included in investment transactions as an offset to the related gains or losses. Investment transactions also reflected downward adjustments primarily for impairment in the value of certain nonperforming fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure in the life insurance portfolio.

                            REVENUES AND INCOME BY LINE OF BUSINESS
                                  Nine months ended September 30,              Third quarter
                                  Revenues             Income (Loss)           Income (Loss)
                             1996        1995         1996        1995        1996      1995
                                                 (Amounts in millions)

Life insurance             $2,901.8    $2,889.6      $236.4      $213.7      $ 84.1    $ 78.6
Gain (loss) on invest-
  ment transactions            21.7        31.5        14.1        20.5        (2.4)     19.5
                           ________    ________      ______      ______      ______    ______
Total life insurance        2,923.5     2,921.1       250.5       234.2        81.7      98.1

Consumer lending              579.2       578.1       (52.6)       64.8       (65.7)     24.2
Commercial lending            319.7       322.8        54.5        47.5        21.8      14.5
Leasing                       548.6       543.2        59.7        55.8        22.0      20.7
Amortization of goodwill                               (9.8)       (9.8)       (3.3)     (3.3)
                           ________    ________      ______      ______      ______    ______
Total finance               1,447.5     1,444.1        51.8       158.3       (25.2)     56.1

Real estate services          238.9       159.2        36.5        15.5        15.2       6.8
Gain on investment
  transactions                 20.2        19.8        13.2        12.9         1.4       5.3
Amortization of goodwill                               (0.1)       (0.1)
                           ________    ________      ______      ______      ______    ______
Total real estate
  services*                   259.1       179.0        49.6        28.3        16.6      12.1

Unallocated interest
  and other expenses*          19.3        56.1        (7.7)      (59.7)       40.8     (19.3)
Consolidation elimina-
  tions                       (48.4)      (17.6)       (9.1)
                           ________    ________      ______      ______      ______    ______
Total revenues and
  net income               $4,601.0    $4,582.7      $335.1      $361.1      $113.9    $147.0
                           ========    ========      ======      ======      ======    ======

*Certain 1995 amounts have been reclassified between real estate services and unallocated interest and other expenses to conform to the 1996 presentation.



Life Insurance

     Net income from life insurance operations for the first nine months and third quarter of 1996 increased $16.3 million (7%) and decreased $16.4 million (17%) in comparison with the corresponding periods of 1995. Income before investment transactions increased $22.7 million (11%) and $5.5 million (7%) in the first nine months and third quarter of 1996 over the corresponding periods of 1995.

     The life insurance and group pension lines experienced increases in income before investment transactions in the first nine months and third quarter of 1996 primarily as a result of increased policy related income due to a larger base of interest-sensitive policies and maintained interest spreads on a growing asset base.

     Income before investment transactions for the reinsurance line increased during the first nine months and third quarter of 1996 compared to the corresponding 1995 periods primarily due to improved renewals and a favorable shift in business mix.

     The structured settlements line experienced an increase in income before investment transactions in the first nine months of 1996 compared to the first nine months of 1995 due primarily to decreased operating expenses and increased interest margin experienced in the first six months of 1996 on a growing asset base. For the third quarter of 1996, the structured settlements line experienced a decrease in income before investment transactions over the same period of 1995 as a result of decreased interest spreads partially offset by decreased operating expenses.

     The Canadian line's income before investment transactions for the first nine months of 1996 improved from the same period of 1995 primarily due to increased policy-related income on a larger base of interest-sensitive policies, whereas the line's income before investment transactions for the third quarter of 1996 was lower than for the third quarter of 1995 primarily due to very good mortality experience in the third quarter of 1995.

     The annuities line benefited from higher interest spreads and fee income but experienced a decrease in income before investment transactions in the first nine months and third quarter of 1996 compared to the corresponding periods of 1995 primarily as a result of the relocation costs associated with moving portions of the operation to Charlotte, North Carolina and Kansas City, Missouri.

     Income before investment transactions for corporate and other increased during the first nine months of 1996 compared to the same period of 1995 primarily due to higher investment income from the amortization of discounts on securities called. For the third quarter of 1996, income before investment transactions for corporate and other decreased compared to the third quarter of 1995 primarily as a result of a $4.4 million tax benefit related to a favorable tax settlement in 1995.

     Investment transactions for the first nine months and third quarter of 1996 included after tax gains of $18 million and $4.8 million realized on the sale of investments compared to $35.6 million and $28.6 million in the first nine months and third quarter of 1995. The $18 million after tax gain for the first nine months of 1996 included an after tax gain of $9.1 million resulting from a transaction with a special purpose subsidiary of Transamerica Corporation wherein certain below investment grade bonds were exchanged for collateralized higher rated bond obligations issued by the special purpose subsidiary. This transaction had no effect on the consolidated financial statements of Transamerica Corporation. Investment transactions in the first nine months and third quarter of 1996 reflected downward adjustments of $3.6 million after tax compared to $11.1 million and $6.8 million after tax in the corresponding periods of 1995 primarily for impairment in the value of certain below investment grade fixed maturity investments.

     Net investment income increased $86.2 million (6%) and $27.1 million (5%) for the first nine months and third quarter of 1996 over the first nine months and third quarter of 1995 due to increased investments.

     Premium and related income decreased $73.9 million (5%) for the first nine months of 1996 from the corresponding 1995 period due primarily to reduced premium income from the group pension line. Life insurance benefit costs and expenses decreased $27.8 million (1%) for the first nine months of 1996 compared to the corresponding 1995 period principally due to a decrease in benefit expense corresponding with the reduced premium income from the group pension line experienced in the first six months of 1996. Premium and related income increased $14.1 million (3%) for the third quarter of 1996 from the third quarter of 1995 due to an increase in fees from interest-sensitive policies. Life insurance benefit costs and expenses increased $25.6 million (3%) for the third quarter of 1996 compared with the third quarter of 1995 due primarily to increased amortization of deferred policy acquisition costs attributable to the larger base of life insurance and annuities in force.

     Cash provided by operations for the first nine months and third quarter of 1996 increased $221.9 million (51%) and $104.7 million (107%) over the first nine months and third quarter of 1995 principally due to increased investment income from asset growth and the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. The life insurance operation continues to maintain a sufficiently liquid portfolio to cover its operating requirements, with remaining funds being invested in longer term securities.

Consumer Lending

     Consumer lending results for the first nine months of 1996 were a net loss of $52.7 million compared to net income of $64.7 million for the first nine months of 1995. Results for the third quarter of 1996 were a loss of $65.8 million compared to net income of $24.2 million for the third quarter of 1995. Consumer lending results before the amortization of goodwill, for the first nine months of 1996 were a loss of $52.6 million compared to income of $64.8 million for the year ago period. Results before the amortization of goodwill, for the third quarter of 1996 were a loss of $65.7 million compared to income of $24.2 million in the third quarter of 1995. Consumer lending results, before the amortization of goodwill, for the first nine months of 1996 decreased $117.4 million from the first nine months of 1995 due primarily to higher provision for losses on receivables and higher operating expenses. For the third quarter of 1996 income before the amortization of goodwill decreased by $89.9 million from the third quarter of 1995 due primarily to higher provision for losses on receivables, higher operating expenses and lower revenues.

     The company previously announced that management intends to accelerate its efforts to reduce exposure to the non real estate loan segment of the portfolio by further curtailing production in that segment, liquidating selected portions of that segment and intensifying collection efforts. During the third quarter of 1996, the company adopted a plan to implement its previously announced intent and expanded the plan to include certain real estate secured portfolios. The plan covers $1.1 billion in receivables. Management intends to pursue the collection and liquidation of these receivables through a centralized collection unit that was established during the third quarter of 1996. In addition, arrangements have been made through existing relationships with outside third parties to assist in the accelerated collection effort.

     Revenues and average net receivables for the first nine months of 1996 were essentially unchanged from the comparable period of 1995. Revenue and average receivables in the first quarter of 1996, which were higher than the first quarter of 1995 due to the March 31, 1995 ITT acquisition, offset declines in revenues and average receivables in the second and third quarters of 1996. For the third quarter of 1996, revenues decreased $15.5 million (8%) from the third quarter of 1995 reflecting a decrease in average net receivables outstanding. The continuing runoff of the ITT portfolio, which included delinquent accounts purchased at a discount, contributed to the decrease in average net receivables along with the sales of two small non real estate loan portfolios, and runoff in other portfolios which exceeded originations.

     Interest expense for the first nine months and third quarter of 1996 decreased $11.5 million (5%) and $9.3 million (11%) from the comparable year ago periods reflecting reduced borrowing rates and, in the third quarter of 1996, a reduced level of borrowings. Other operating expenses for the first nine months and third quarter of 1996 increased $32.1 million (19%) and $18.2 million (32%) over the same periods a year ago reflecting increased expenses on disposition of repossessed assets; increased advertising costs; higher contract service fees pertaining to customer service, collections and consolidating processing functions into a centralized environment; and a $6.4 million write down of the company's computer delivery system.

     The provision for losses on receivables for the first nine months and third quarter of 1996 increased $176.8 million and $125.6 million compared to the same periods a year ago primarily due to recent increased delinquencies and increased credit losses as well as the adoption of the plan discussed above. Net credit losses for the first nine months and third quarter of 1996 increased $46.1 million (73%) and $14.5 million (64%) over the comparable periods of 1995. Losses on non real estate loans represented $16.1 million and $1.7 million of the increase in the first nine months and third quarter of 1996 over the comparable periods of 1995 primarily reflecting increasing levels of consumer bankruptcies. Increased losses from the ITT portfolio represented $13.4 million and $2.1 million of the increases for the first nine months and third quarter of 1996 compared to the same periods of 1995. Excluding ITT, real estate losses represented $16.6 million and $10.7 million of the increases in the first nine months and third quarter of 1996 over the same periods of 1995 reflecting increased California foreclosure activity.
Net credit losses as a percentage of average net outstandings were 3.06% and 3.19% for the first nine months and third quarter of 1996 compared to 1.77% and 1.78% for the same periods of 1995. In addition to higher credit losses, the increase in the percentage for the third quarter of 1996 was affected by lower outstanding receivables.

     Net consumer finance receivables at September 30, 1996 and December 31, 1995 were $4.6 billion and $4.9 billion of which $3.8 billion and $4 billion were real estate secured loans, principally first and second mortgages secured by residential properties. Approximately 35% of the real estate secured loans were located in California. The decrease in net receivables was primarily due to the continuing liquidation of the ITT portfolio, the sale of two small non real estate portfolios and runoff in other portfolios which exceeded originations.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $176.3 million (3.72% of finance receivables outstanding) at September 30, 1996 compared to $143.6 million (2.79% of finance receivables outstanding) at December 31, 1995.
Approximately one third of the increase in the delinquency percentage was due to the effects of lower outstanding receivables at September 30, 1996 with the remainder caused by an increase in delinquencies of $32.7 million. Real estate loan delinquency increased by $20.4 million and non real estate loan delinquency increased by $12.3 million.

     Total delinquent finance receivables were 3.72% of receivables outstanding at September 30, 1996. At September 30, 1996 delinquencies on the $1.1 billion of other receivables segregated for liquidation (discussed above) were 7.39% of receivables outstanding while delinquencies in the remaining core portfolio were 2.55% of receivables outstanding. Total delinquencies were 2.79% of receivables outstanding at December 31, 1995.

     Management has established an allowance for losses equal to 6.29% of net consumer finance receivables outstanding at September 30, 1996 compared to 3.32% at December 31, 1995. This increase is in response to recent increased delinquencies as well as the adoption of the plan to implement management's previously announced intent to accelerate its efforts to reduce its exposure to the non real estate loan segment discussed above. The September 30, 1996 allowance comprises 4.69% of real estate secured and other finance receivables, and 11.3% of receivables segregated for liquidation.

     Accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 29 days. At September 30, 1996 and December 31, 1995 such nonearning net receivables amounted to $357.9 million and $308 million. Payments received on accounts while in nonaccrual status are applied to principal and interest income according to the terms of the loan.

     When foreclosure proceedings begin on an account secured by real estate, the account is moved from finance receivables to other assets and is written down to the lower of the account balance or the fair value of the collateral less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $209.8 million at September 30, 1996 of which 58% pertained to California. Accounts in foreclosure and repossessed assets held for sale totaled $207.3 million at December 31, 1995, of which 69% pertained to California.

     Since any change in the trends in the level of receivables, credit losses, delinquencies, accounts in foreclosure, repossessed assets and results of operations may be impacted by factors such as economic conditions, competition, and for accounts secured by real estate, the state of the real estate market, particularly in California, the extent and timing of any change in these trends is uncertain.

Commercial Lending

     Commercial lending net income for the first nine months and third quarter of 1996 was $46.3 million and $19.1 million compared to $39.3 million and $11.7 million for the corresponding periods of 1995. Commercial lending income, before the amortization of goodwill, was $54.5 million and $21.8 million in the first nine months and third quarter of 1996 compared to $47.5 million and $14.5 million in the same periods of 1995.

     Commercial lending income, before the amortization of goodwill, for the first nine months and third quarter of 1996 increased $7 million (15%) and $7.3 million (51%) from 1995's first nine months and third quarter. Third quarter 1996 operating results included a $4.5 million benefit resulting primarily from the resolution of previously disputed issues relating to the 1995 sale of Puerto Rican assets. Results for the first nine months of 1995 included a $4.8 million after tax gain on the sale of a portfolio of consumer rediscount loans in the first quarter, $2 million of which was included in third quarter operating income when certain seller contingencies expired. Excluding the items discussed above, commercial lending income before the amortization of goodwill, for the first nine months and third quarter of 1996 increased $7.3 million (17%) and $4.8 million (39%) primarily due to increased margins. Margins were enhanced during the first nine months and third quarter of 1996 due to the higher spread between the indices at which the commercial lending operation loaned to customers versus the indices at which funds were borrowed and higher average receivables outstanding due to growth in each of the core businesses.

     Revenues in the first nine months of 1996 decreased $3.1 million (1%) and increased $3 million (3%) for the third quarter versus the corresponding 1995 periods. The decrease for the nine month period was primarily attributable to the gain on sale of the rediscount loan portfolio in 1995. Higher average net receivables outstanding contributed to increased revenues particularly in the third quarter.

     Interest expense decreased $5.7 million (5%) and $200,000 (1%) in the first nine months and third quarter of 1996 from the comparable 1995 periods due to a lower average interest rate on borrowings offset in part by higher average debt. Operating expenses for the first nine months and third quarter of 1996 decreased $1.7 million (1%) and $3.5 million (8%) from the comparable 1995 periods. The decrease was primarily a result of the third quarter 1996 reversal of reserves related to the resolution of previously disputed issues associated with the 1995 sale of the Puerto Rican assets. The provision for losses on receivables decreased $4.5 million (36%) and $3.5 million (93%) from the first nine months and third quarter of 1995. The decreases were mainly the result of the reversal of reserves no longer required due to the collection of previously reserved receivables in the liquidating portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.07% and 0.03% for the first nine months and third quarter of 1996 compared to 0.28% and 0.17% for the comparable periods of 1995. The decline for the nine month period was primarily due to the relatively higher level of credit losses in 1995 related to the consumer rediscount portfolio which was sold during the first quarter of 1995.

     Net commercial finance receivables outstanding increased $291.2 million (10%) from December 31, 1995. Receivables growth was experienced in each of the core businesses. The core businesses comprise business credit, inventory finance and insurance premium finance. Business credit receivables grew $177 million primarily due to growth in the equipment finance and leasing operation. Inventory finance experienced an increase of $90 million primarily due to increased penetration of existing markets through joint venture alliances and other activities. The insurance premium finance unit grew $26 million due to international expansion in Europe. Management has established an allowance for losses equal to 2.47% of net commercial finance receivables outstanding as of September 30, 1996 compared to 2.51% at December 31, 1995.

     Delinquent receivables are defined as the instalment balance for inventory finance and asset based lending receivables and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $17.6 million (0.51% of receivables outstanding) at September 30, 1996 compared to $11.1 million (0.35% of receivables outstanding) at December 31, 1995.

     Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due accounts are collected. Nonearning receivables were $23.6 million (0.68% of receivables outstanding) at September 30, 1996 compared to $18 million (0.57% of receivables outstanding) at December 31, 1995. The increase in delinquent and nonearning receivables was primarily attributable to a single account in the insurance premium finance portfolio.

Leasing

     Leasing net income for the first nine months and third quarter of 1996 was $58.1 million and $21.5 million compared to $54.2 million and $20.2 million for the first nine months and third quarter of 1995. Leasing income, before the amortization of goodwill, was $59.7 million and $22 million in the first nine months and third quarter of 1996 compared to $55.8 million and $20.7 million in the corresponding periods of 1995.

     Leasing income, before the amortization of goodwill, for the first nine months and third quarter of 1996 increased $3.9 million (7%) and $1.3 million (7%) over the first nine months and third quarter of 1995. These increases were primarily due to a larger portfolio of finance leases, and lower ownership and operating costs for the rail trailer business, partially offset by lower chassis earnings resulting from lower rental and utilization rates.

     Revenue for the first nine months of 1996 increased $5.4 million (1%) over the corresponding 1995 period, primarily due to a larger on-hire fleet of refrigerated and tank containers, and European trailers and a larger portfolio of finance leases. Partially offsetting these revenue increases were lower revenues in standard container resulting from lower utilization and rental rates. Rail trailers also reported lower revenues due to lower gains on the sale of equipment.

     Revenue for the third quarter of 1996 decreased $600,000 (-%) from the 1995 third quarter due to lower utilization and rental rates in standard containers, partially offset by increased revenue from a larger on-hire fleet of refrigerated containers and European trailers and a larger finance lease portfolio.

     Expenses for the first nine months of 1996 increased $6.9 million (2%) over the corresponding 1995 period. Expenses for the third quarter of 1996 decreased $300,000 from the third quarter of 1995. The nine month increase was mainly due to larger refrigerated container, chassis and European trailer fleets, partially offset by a smaller rail trailer fleet.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% for both the first nine months and third quarter of 1996 compared to 86% and 85% for the first nine months and third quarter of 1995. Rail trailer utilization was 80% and 81% for the first nine months and third quarter of 1996 compared to 75% and 74% for the first nine months and third quarter of 1995. European trailer utilization was 92% for the first nine months and third quarter of 1996 compared to 95% and 94% for the first nine months and third quarter of 1995.

Real Estate Services

     Real estate services comprise Transamerica's real estate tax, investment management and other related services.

     Net income for the first nine months and third quarter of 1996 increased $21.3 million (75%) and $4.5 million (36%) over the comparable periods of 1995. Net income before investment transactions for the first nine months and third quarter of 1996 increased $21 million (135%) and $8.4 million (119%) over the comparable periods of 1995 primarily due to an increase in real estate tax service revenues caused by higher mortgage refinancings and home sales and gains totaling $5.3 million on the sales of three real estate investment properties.

     Revenues for the first nine months and third quarter of 1996 increased $80.1 million (45%) and $26.9 million (41%) over the comparable periods of 1995 as a result of increased business at the real estate tax service operation and higher investment income.

Unallocated Interest and Expenses

     Unallocated investment transactions, interest and expenses, after related income taxes, for the first nine months and third quarter of 1996 included a $63.8 million benefit from the satisfactory resolution of prior year tax issues and a $4.6 million benefit from the resolution of issues associated with previously discontinued operations. In the first nine months and third quarter of 1995 unallocated investment transactions, interest and expenses included a $25.6 million benefit from the satisfactory resolution of prior years' tax matters and a $21.5 million after tax provision for an expected loss on the Transamerica Center in downtown Los Angeles in anticipation of a planned sale and leaseback transaction and, for the nine month period, $6.6 million of after tax income from Criterion Investment Management Company which was sold on May 2, 1995. Excluding these items, unallocated interest and expenses increased $5.6 million (8%) and $4.2 million (18%) in the first nine months and third quarter of 1996 over the comparable 1995 periods primarily due to increased interest expense as a result of higher outstanding debt and a lower tax benefit as a result of the Corporation's normal method of allocating income taxes to the subsidiaries.

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

     On October 16, 1996 Transamerica announced that it had completed the acquisition of Trans Ocean Ltd., a closely held container leasing company, in exchange for 1,571,000 shares ($112.7 million) of Transamerica common stock of which 337,000 shares ($24.2 million) remains in escrow pending resolution of certain items.

     On July 25, 1996, Transamerica announced that its board of directors had authorized additional purchases of up to 2 million shares of the company's common stock. As a result of this and previously announced share purchase programs, during the first nine months and third quarter of 1996 Transamerica purchased 3,830,400 shares and 1,733,000 shares for $284.2 million and $121.1 million. At September 30, 1996, there were 724,600 shares of the company's common stock remaining to be purchased under the share purchase program announced in July.

Investment Portfolio

     Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $28.7 billion at September 30, 1996, of which $26.5 billion was invested in fixed maturities. At September 30, 1996, 95.8% of the fixed maturities was rated as "investment grade" with an additional 3% in the BB category or its equivalent. The amortized cost of fixed maturities was $25.8 billion resulting in a net unrealized gain position, before the effect of income taxes and adjustments to deferred acquisition costs and policy liabilities, of $666 million at September 30, 1996. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $2.1 million at September 30, 1996 compared to $6.9 million at December 31, 1995. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $66.4 million at September 30, 1996 and $71.4 million at December 31, 1995.

     In addition to the investments in fixed maturities, $730.8 million (2.5% of the investment portfolio), net of allowance for losses of $46.5 million, was invested in mortgage loans and real estate including $673 million in commercial mortgage loans, $79.8 million in real estate investments, $9.9 million in foreclosed real estate and $14.7 million in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $9.4 million at September 30, 1996 and $3.9 million at December 31, 1995. Allowances for possible losses of $46.5 million at September 30, 1995 and $48.8 million at December 31, 1995 have been established to cover possible losses from mortgage loans and real estate investments.

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

     Derivative financial instruments with a notional amount of $9,677 million at September 30, 1996 and $1,000.7 million at December 31, 1995 and designated as hedges of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $3,349 million at September 30, 1996 and $3,738.2 million at December 31,
1995 and designated as hedges of Transamerica's liabilities were outstanding. The change in the notional amount outstanding of both asset and liability hedges reflects additional derivative contracts entered into and redesignation of certain of Transamerica's outstanding derivative contracts from liability hedges to asset hedges to better reflect for accounting purposes the match of the derivative and the underlying hedged risk.

     While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1996, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at September 30, 1996 and December 31, 1995 was a net benefit of $78.2 million and $79.9 million comprising agreements with aggregate gross benefits of $128.1 million and $122.5 million and agreements with aggregate gross obligations of $49.9 million and $42.6 million.

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

Date:  November 8, 1996