Form 10-K405
period 1996-12-31
TRANSAMERICA CORP
filed 1997-03-24
CIK 99189

Page 1
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

     Aggregate market value of Common Stock, $1 par value, held by nonaffil-iates of the registrant as of the close of business on February 21, 1997:
$5,759,748,174.

     Number of shares of Common Stock, $1 par value, outstanding as of the close of business on February 21, 1997: 66,266,810.

                    Documents incorporated by reference:

     Portions of the Transamerica Corporation 1996 Annual Report to Stockholders are incorporated by reference into Parts I and II. With the exception of those portions which are incorporated by reference, the Trans-america Corporation 1996 Annual Report is not deemed filed as part of this Report.

     Portions of the Proxy Statement of Transamerica Corporation dated March 18, 1997 are incorporated by reference into Part III. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year.)

                              TABLE OF CONTENTS


                                                                       Page
                                                                       ____

Part I:
  Item  1.  Business .................................................   3
  Item  2.  Properties ...............................................  21
  Item  3.  Legal Proceedings ........................................  21
  Item  4.  Submission of Matters to a Vote of Securities Holders ....  22
  Item 4A.  Executive Officers of the Registrant .....................  22

Part II:
  Item  5.  Market for Registrant's Common Equity and Related Stock-
            holder Matters ...........................................  22
  Item  6.  Selected Financial Data ..................................  22
  Item  7.  Management's Discussion and Analysis of Financial Condi-
            tion and Results of Operations ...........................  22
  Item  8.  Financial Statements and Supplementary Data ..............  23
  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ......................  23
Part III:
  Item 10.  Directors and Executive Officers of the Registrant .......  23
  Item 11.  Executive Compensation ...................................  26
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management ...............................................  26
  Item 13.  Certain Relationships and Related Transactions ...........  26

Part IV:
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K .................................................  27

                                   PART I
ITEM I.  BUSINESS

     Transamerica Corporation is a financial services organization which engages primarily, through its subsidiaries, in life insurance, consumer lending, commercial lending, leasing and real estate services. Transamerica was incorporated in Delaware in 1928.

     On March 13, 1997, Transamerica announced that it intends to sell substantially all of its consumer lending operation as part of its strategy to redeploy its capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. The assets to be offered for sale include approximately $3.6 billion of gross receivables, principally real estate secured loans, a network of approximately 420 branch offices and other assets, including intangibles, of approximately $100 million. In addition, another $550 million of real estate secured loans, non real estate secured loans and foreclosed properties will be sold or liquidated separately. This amount includes approximately $300 million remaining from the $1.1 billion segregated in the plan announced in 1996 to accelerate efforts to reduce the consumer lending operation's exposure to non real estate consumer loans by further curtailing production of these loans, liquidating most of the non real estate loan portfolio and intensifying collection efforts. Net proceeds from the sale will be used to reduce debt, fund the new centralized operations, purchase Transamerica common stock and for other corporate purposes.

     On October 14, 1996, Transamerica acquired all of the outstanding shares of Trans Ocean Ltd., a closely held container leasing company, in exchange for approximately 1.6 million shares ($112.7 million) of Transamerica common stock of which 337,000 shares ($24.2 million) remain in escrow pending the resolution of certain items.

     On May 2, 1995, Transamerica sold substantially all of the assets of Criterion Investment Management Company for gross proceeds of $60 million which were used to reduce debt. The transaction resulted in an after tax gain of $4.8 million.

     On March 31, 1995, Transamerica purchased for $1,027.3 million in cash substantially all the assets and assumed certain liabilities of the home equity business of ITT Consumer Financial Corporation (ITT). Transamerica did not assume any borrowings, tax liabilities or contingent liabilities of ITT. The initial financing of the acquisition was provided through short-term bank loans which have been repaid and refinanced with long-term debt.

     On December 21, 1994, Transamerica sold its mutual fund subsidiary, Transamerica Fund Management Company, for gross proceeds of $100 million which were used to reduce debt. The transaction resulted in an after tax gain of $4.9 million.

     On April 13, 1994, Transamerica sold its remaining 21% ownership interest in Sedgwick Group plc. Proceeds from the sale were $326.4 million, resulted in no gain or loss and were used by Transamerica to purchase 4,500,000 shares of its common stock and reduce debt.

     On March 15, 1994, Transamerica acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations") for $1.1 billion in cash. Transamerica assumed certain specified liabilities of the Container Operations including trade accounts payable. Transamerica did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The initial financing of the acquisition was provided through short-term bank loans which have been repaid and refinanced with long-term debt.

     Information concerning Transamerica's investment portfolio is incorporated herein by reference to "Investment Portfolio" on pages 46 and 47, and "Note C. Financial Instruments" on pages 56 through 62 of the Transamerica Corporation 1996 Annual Report.

BUSINESS SEGMENT INFORMATION

     "Note E. Business Segment Information" on page 64 of the Transamerica Corporation 1996 Annual Report is incorporated herein by reference.

     The business activities of Transamerica's principal subsidiaries are more fully described below. Unless otherwise indicated, all dollar and other amounts represent information as of December 31, 1996.

LIFE INSURANCE

     Transamerica's life insurance business is generated through lines of business which include individual life insurance, asset management, structured settlements, annuities, reinsurance and Canada. These lines of business conduct their operations through one or more of the following entities:
Transamerica Occidental Life Insurance Company, Transamerica Life Insurance and Annuity Company, First Transamerica Life Insurance Company, Transamerica Life Insurance Company of Canada and Transamerica Assurance Company (hereinafter collectively referred to as "Transamerica Life Companies"). The Transamerica Life Companies are engaged primarily in the business of underwriting, distribution and reinsurance of investment based and traditional life insurance products in all states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, Canada, Taiwan and Hong Kong.

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

     The following table sets forth certain statistical information relating to the Transamerica Life Companies' operations.

                                        Years Ended December 31,
                                 ______________________________________
                                    1996          1995          1994
                                      (Dollar amounts in millions)
Insurance in force at
    end of period:(1)(2)
  Whole life and endowment ....  $157,825.6    $167,105.3    $153,162.5
  Individual term life ........   239,470.7     197,703.2     187,841.2
  Group life(3) ...............    23,996.9      16,048.7       9,630.2
  Credit life(4) ..............       430.1          59.0         132.6
                                 __________    __________    __________
    Total .....................  $421,723.3    $380,916.2    $350,766.5
                                 ==========    ==========    ==========
New insurance written:(2)
  Whole life and endowment(5) .  $ 16,579.1    $ 23,891.8    $ 23,056.7
  Individual term life(6) .....    70,389.1      50,502.9      37,823.2
  Group life(3) ...............    11,372.2       7,856.4       2,369.1
  Credit life(4) ..............       393.4
                                 __________    __________    __________
    Total .....................  $ 98,733.8    $ 82,251.1    $ 63,249.0
                                 ==========    ==========    ==========

Premium income:(7)
  Individual life and annui-
    ties(8) ...................  $    682.7    $    663.4    $    599.9
  Group life and annuities(9) .       103.3         190.4         137.9
  Accident and health (individ-
    ual, group and credit)(10)        286.4         286.2         280.6
                                 __________    __________    __________
    Total .....................  $  1,072.4    $  1,140.0    $  1,018.4
                                 ==========    ==========    ==========

Average individual life policy
  in force at end of year
  (actual dollar amounts) .....  $  159,976    $  155,274    $  149,064
Average individual life policy
  issued during year (actual
  dollar amounts)(11) .........  $  232,019    $  236,401    $  243,634
Number of individual life
  policies in force at end of
  year ........................   1,228,454     1,227,603     1,221,765
Ratio of underwriting expenses
  to premiums and other consid-
  erations(12) ................        8.2%          7.5%          8.7%
Lapse ratio--adjusted for de-
    creases and expiries of
    term insurance and rein-
    surance assumed:(13)
  Transamerica Life Companies .        8.7%          7.8%          8.0%
  All U.S. stock life insur-
    ance companies(14) ........       (15)           8.6%          8.3%

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

     (4) The company discontinued underwriting in this line of business in 1988 and there have been significant decreases in insurance in force, excluding reinsurance assumed, and new insurance written since that time. Insurance in force represents business which is only cancelable at the policyholder's request. New insurance written in 1996 represents in force obtained through a reinsurance arrangement.

     (5) The 1996 decrease was primarily due to the conversion of new Trendsetter policies from whole life policies to term life policies. The 1995 increase was primarily attributable to increased marketing efforts.

     (6) The increases were due primarily to the level of reinsurance assumed. Additionally, in 1996 the new Trendsetter policies were sold as term policies rather than whole life policies.

     (7) Premiums on reinsurance assumed have been included; cancellations and return premiums and premiums on reinsurance ceded have been deducted. Considerations for supplementary contracts and deposit administration funds received have not been included.

     (8) The 1996 increase was primarily due to increased levels of reinsurance assumed. The increase in 1995 was due primarily to increased sales of individual annuity policies.

     (9) The changes were due primarily to changing levels of sales of group annuity policies, principally single premium pension contracts.

     (10) The 1996 increase was primarily due to increased sales of employer sponsored policies partially offset by decreased levels of reinsurance assumed. The increase in 1995 was primarily due to an increased level of reinsurance assumed.

     (11) The declines were primarily due to lower face amounts of universal life products.

     (12) The ratio is the percentage of salaries and other operating expenses to premiums and other considerations. The 1996 increase is due to higher expenses related to sales of interest-sensitive products.

     (13) The lapse ratio is calculated in accordance with the A.M. Best Company, Inc. formula. It is the ratio of amounts of ordinary life insurance terminated during the year to the aggregate of (1) ordinary life insurance in force at the beginning of the year plus (2) new business issued during the prior year. The 1996 increase resulted primarily from a trend toward lower premium rates on term insurance products.

     (14) Industry median, as provided by A.M. Best Company, Inc.

     (15) Information not yet available for 1996.
                            _____________________


     Transamerica Life Companies' individual life insurance business is generated through a system of 680 field sales offices primarily in the United States and Canada, 36 of which are branch offices operated by employees and the remainder are independent offices operated by independent general agents. These offices house a sales force consisting of 62 employees of the Transamerica Life Companies and approximately 2,000 independent agents operating under contract on an exclusive or near exclusive basis, which together generated approximately 33% of new premiums written in 1996. The remaining 67% of the Transamerica Life Companies' individual life insurance business was generated by more than 15,600 producing independent insurance brokers operating under nonexclusive contracts.

     In addition to its sales force, the Transamerica Life Companies have approximately 2,700 employees in Los Angeles, California, Kansas City, Missouri, Charlotte, North Carolina, Purchase, New York and Canada who service outstanding policies and new business submitted by agency offices, and approximately 300 field sales office employees serving its sales force.

     Of life insurance in force at December 31, 1996, 20.6% was on residents of California, followed by Texas (9.5%), Illinois (5.6%), Florida (3.8%) and Pennsylvania (3.1%). No other state accounted for more than 3% of life insurance in force. Canada accounted for 14% and all other foreign operations accounted for 2.2% of life insurance in force.

     Reinsurance. Portions of the Transamerica Life Companies' life insurance risks are reinsured with other companies. The maximum amount of individual insurance retained on any one life is $2 million at ages 16 to 65 inclusive. This maximum is reduced for health impairments, for other ages and for certain other special classes of risks. The Transamerica Life Companies also reinsure a minor part of their liability under accident and health policies.

     For many years the Transamerica Life Companies have solicited life reinsurance from other companies. As of December 31, 1996, the Transamerica Life Companies were accepting business from 375 companies under automatic reinsurance agreements and from approximately 280 other companies on a case by case basis.

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

     For a fee, the life insurance operation issues guaranteed investment contracts which guarantee the payment by pension plans of certain qualified benefits if the plans' other sources of liquidity are exhausted. Unlike traditional guaranteed investment contracts, these are synthetic contracts in which the plan sponsor retains the assets and credit risk while the life insurance operation assumes some limited degree of interest rate risk. To minimize the risk of loss, the life insurance operation underwrites these contracts based on the plan sponsor, at the beginning of the contract, agreeing to the investment guidelines to be followed. These guidelines include the overall portfolio credit and maturity requirements. The life insurance operation regularly monitors adherence to these requirements. At December 31, 1996 the life insurance operation had outstanding commitments to maintain liquidity for benefit payments on notional amounts of $1.9 billion compared to $600 million at December 31, 1995. At December 31, 1996 and December 31, 1995 there were no advances outstanding to provide sponsor liquidity under these contracts.

     Investments.  The Transamerica Life Companies' investments at
December 31, 1996 totaled $28.9 billion which was invested as follows: 93% in fixed maturities; 2.8% in mortgage loans and real estate; 1.6% in common stocks; 1.5% in policy loans; 0.5% in short-term investments; 0.3% in redeemable preferred stocks; 0.2% in other long-term investments; and 0.1% in nonredeemable preferred stocks. Fixed maturities are invested as follows:
59.1% in industrial and other non-government bonds; 22.4% in United States government bonds; 17.1% in public utility bonds; 0.4% in foreign government bonds; and 1% in municipal bonds.

     The following table sets forth pretax mean investment yields, including interest earned and dividends received, before (gross) and after (net) deducting investment expenses for the Transamerica Life Companies' various investments. The yields are computed based on the mean of beginning and end of year assets, producing results which vary somewhat from the daily average yield.
                                                   Years Ended December 31,
                                                   ________________________
                                                    1996    1995     1994

Fixed maturities, at amortized cost--gross(1)       8.08%   8.30%    8.26%
Equity securities, at market value--gross(2)        1.59    1.66     2.87
Mortgages--gross(3) .........................       9.08    8.74    10.70
Total invested assets:
  Gross .....................................       7.86    8.13     8.08
  Net .......................................       7.64%   7.93%    7.90%

_______
     (1)  The decrease in 1996 reflects the lower yields on new investments.

     (2) The decrease in the 1996 and 1995 yield resulted primarily from an increase in the market value of the portfolio.

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

     Consumer Lending

     Consumer lending services are provided by Transamerica Financial Services, based in Los Angeles, California, which has approximately 500 branch lending offices. Branch offices are located in the United States, Canada (19) and the United Kingdom (13). In 1996, the consumer lending operation began a restructuring to refocus on real estate secured first and second mortgage lending and to convert from a branch based system using a new business model to centralize back office support, reduce operating costs and implement database marketing. The consumer lending operation also announced in 1996 a plan to accelerate efforts to reduce its exposure to non real estate consumer loans by further curtailing production of these loans, liquidating most of the non real estate loan portfolio, and intensifying collection efforts. After expansion to include certain real estate secured loans, the plan covered a total of $1.1 billion in receivables. On March 13, 1997, Transamerica announced that it intends to sell substantially all of its consumer lending operation as part of its strategy to redeploy its capital while moving ahead with a plan to build a new, centralized real estate secured lending operation.

     During 1994 and 1995 the consumer lending operation continued to broaden its receivables portfolio by expanding its revolving real estate secured lines of credit, its personal loan business (which includes loans secured by automobiles or other property as well as unsecured loans), its purchase from dealers of retail finance contracts covering principally appliances, furniture and services, credit insurance and retail used automobile financing. The products offered by the consumer lending operation have traditionally been fixed rate; in 1995 the company commenced offering variable rate products.

     The consumer lending operation's primary business is making fixed rate home equity loans that generally range up to $200,000. Of the company's net finance receivables outstanding at December 31, 1996, 83% are secured by real estate, principally one to four family residential properties. Of the consumer lending operation's net finance receivables secured by real estate, 54% are secured by first mortgages. The consumer lending operation's policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

     The consumer lending operation's principal market involves the origination and servicing of home equity loans for debt consolidation and other purposes. Traditionally, the company has relied on an extensive loan-by-mail program, currently involving approximately 50 million solicitation pieces annually, to attract potential customers. However, competition has been increasing in the U.S. home equity market, and competitors include numerous other finance companies, banks, savings associations and mortgage bankers as well as loan brokerage operations. In response, the consumer lending operation's competitive strategies have included product diversification and emphasis on superior service to better meet customer needs as well as exploration of additional products and certain foreign markets.

     The following table sets forth certain statistical information relating to the consumer lending operation's finance receivables for the years indicated.
                                          Years Ended December 31,
                                     __________________________________
                                       1996         1995         1994
                                        (Dollar amounts in millions)
Volume of finance receivables
    acquired:
  Secured by residential
    real estate(1) ................  $1,326.6     $2,067.9     $1,708.8
  Other(2) ........................     402.9        759.4        696.3
                                     ________     ________     ________
    Total                            $1,729.5     $2,827.3     $2,405.1
                                     ========     ========     ========
Finance receivables outstanding
    at end of year:
  Principally secured by residen-
    tial real estate(3) ...........  $3,678.3     $5,150.8     $4,340.0
  Less unearned finance charges ...     128.8        214.5        198.0
                                     ________     ________     ________
  Net finance receivables - core
    business ......................   3,549.5      4,936.3      4,142.0
  Other receivables - special
    assets(3) .....................     484.2
  Less unearned finance charges -
    special assets ................      21.9
                                     ________
  Net finance receivables -
    special assets ................     462.3
                                     ________     ________     ________
  Net finance receivables before
    foreclosures                      4,011.8      4,936.3      4,142.0
  Foreclosures in process(4) ......     144.3        112.7         79.3
                                     ________     ________     ________
  Net finance receivables .........  $4,156.1     $5,049.0     $4,221.3
                                     ========     ========     ========
Allowance for losses at end of
    year(5):
  Core business ...................  $  160.7     $  164.1     $  117.2
  Special assets ..................     110.0
Ratio to outstandings less
    unearned finance charges(5):
  Core business ...................     4.53%        3.32%        2.83%
  Special assets ..................    23.80%
Provision for credit losses
  charged to income(6) ............  $  272.9      $   97.8    $   82.2

Credit losses (net of recoveries):
  Real estate secured finance
    receivables(7) ................  $  105.3     $   64.8     $   46.9
  Non-real estate secured finance
    receivables(8) ................      53.0         39.0         28.3
Ratio to average net finance
    receivables outstanding(9) ....     3.38%        2.15%        1.93%

_______
     (1) Volume for 1996 was lower than 1995 because volume for 1995 includes $1 billion acquired from ITT on March 31, 1995. Excluding the effects of that acquisition, volume in 1996 increased as a result of the consumer lending operation's increased marketing effort. Loan originations in 1995, excluding the effects of the ITT acquisition, were less than in 1994 principally due to a decline in renewal volume (which was caused in part by a return to higher rates in early 1995) and increased competition. The 1994 volume also included $117 million of purchased receivables.

     (2) The decrease in 1996 reflects a curtailment in consumer lending's non real estate secured loan business.

     (3) In the fall of 1996 a plan was announced to accelerate efforts to reduce exposure to non real estate consumer loans and certain real estate loans by further curtailing production of these loans, liquidating parts of the loan portfolio and intensifying collection efforts. The plan covered a total of $1.1 billion in receivables as of September 30, 1996. In the fourth quarter $422.4 million of these receivables were sold and $106.3 million were transferred back into the base business portfolio leaving $462.3 million remaining at December 31, 1996 after collections and charge offs. Other declines in 1996 were attributable to expected payoffs of accounts acquired from ITT, which contributed to the increase in outstandings in 1995 over 1994, as well as other payoffs exceeding loan originations.

     (4) Foreclosures in process have continued to increase reflecting a continued growth in California foreclosure activity to recover real estate collateralized receivables. Foreclosures in process are carried at their estimated net realizable value.

     (5) The increase in 1996 reflects added provisions due to higher charge offs and higher delinquency during the year. The increase in 1995 is due to the acquisition of the ITT portfolio on March 31, 1995, parts of which were purchased at a discount to reflect the delinquency in the portfolio.

     (6) The provision for credit losses increased in 1996 and 1995 due to increases in credit losses and higher delinquency (see notes 7 and 8 below). In addition, in the third quarter of 1996, the consumer lending operation established a $125 million allowance in conjunction with the plan discussed in note 3 above.

     (7) The increases were primarily due to continued sluggishness in the California economy and a continued weak California real estate market. In the fourth quarter of 1995, the company consolidated and accelerated California branch foreclosure activity and also recognized credit losses that had been anticipated in connection with the ITT acquisition, both of which contributed to the increase over 1994. Credit losses exclude losses on the disposal of repossessed assets, which amounted to $3.5 million in 1996, $15.4 million in 1995 and $7.3 million in 1994, and which are classified as operating expenses. The 1995 increase in losses on the disposal of repossessed assets was mainly due to the consolidation and acceleration of foreclosure activity in California.

     (8) The increases were caused by growth in the related outstanding receivables which tend to have a higher loss ratio than the real estate secured portfolio. Because new receivables generally do not go into default for some period of time after origination, the increases also reflect the "seasoning" of this portfolio.

     (9) The increased ratios were due to corresponding fluctuations in credit losses (see notes 7 and 8 above).

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

     Delinquent Receivables. The following table shows the ratio of consumer finance receivables which are contractually past due 60 days or more and for which the foreclosure process has not commenced to finance receivables outstanding for each category and in total for the years indicated:

                                         As of December 31,
                                       ______________________
                                        1996    1995    1994
     Finance receivables principally
       secured by residential real
       estate(1) ..................     3.17%   2.79%   2.08%
     Other receivables - special
       assets(2) ..................    21.34
                                       ______   _____   _____
       Total ......................     5.28%   2.79%   2.08%
                                       ======   =====   =====
_______
     (1) The increases in 1996 and 1995 were due to worsening in the condition of the non ITT portfolio and the ITT portfolio acquisition which included the purchase of delinquent accounts at a discount.

     (2)  Represents delinquent accounts segregated for liquidation.

                              ________________

     Nonearning Receivables. Nonearning consumer finance receivables, which are defined generally as those past due more than 29 days and for which the foreclosure process has not commenced, amounted to $466.9 million, $308 million and $194.3 million at December 31, 1996, 1995 and 1994. Payments received on nonearning receivables are applied to principal and interest according to the terms of the loan; however, accrued interest receivable and amortization of other finance charges are recognized in income only on accounts past due less than 30 days.

     Accounts in Foreclosure and Repossessed Assets. When foreclosure proceedings begin on an account secured by real estate, the account is written down to the fair value of the collateral, less estimated selling costs. Accounts in process of foreclosure totaled $144.3 million, $112.7 million and $79.3 million at December 31, 1996, 1995 and 1994. Repossessed assets held for sale totaled $83.1 million, $94.6 million and $146.8 million at December 31, 1996, 1995 and 1994. The total increase in 1996 reflects continued high foreclosure activity, especially in California.

     Commercial Lending

     Commercial lending services are provided by three core business units: distribution finance, business credit and insurance premium finance. The commercial lending business operates from 30 branch lending offices located in the United States (19), Canada (4) and Europe (7). The lending activities of these core businesses are discussed below.

     Distribution finance (formerly inventory finance) primarily provides wholesale financing which consists principally of financing dealers' purchases from distributors or manufacturers of goods for inventory. The products financed include boats, recreational products, electronics and appliances, manufactured housing, lawn and garden equipment and information technology products. Loan terms typically provide for repayment within 30 days following sale of the inventory by the borrower. After initial review of a borrower's credit worthiness, the ongoing management of credit risk in this area may include various monitoring techniques, such as periodic physical inventory checks and review of the borrower's sales, as well as maintenance of repurchase agreements with manufacturers which provides a degree of security in the event of a repossession. Distribution finance also provides complementary retail finance, leasing and asset recovery services.

     Business credit consists of secured loans, primarily revolving, to manufacturers, distributors and selected service businesses and collateralized equipment lending. The asset based lending loans are collateralized and consist of retained credit lines typically from $5 million to $40 million with terms ranging from three to five years. Actual borrowings originated by business credit's asset based lending group are limited to specified percentages of the borrower's inventory, receivables and other eligible collateral which are regularly monitored to ascertain that receivables outstanding are within approved limits. Credit risk is managed by monitoring the quality and performance of the borrower's collateral and compliance with financial covenants. The equipment finance and lease division of business credit provides collateralized equipment loans and leases secured by equipment essential to the borrower's business. Credit risk is managed by rigorous underwriting and transaction structuring which provides an acceptable collateral coverage. Collateral coverage is enhanced by structuring loans such that loan balances amortize at a faster rate than the underlying equipment depreciates. In addition, most leases are structured with guaranteed residuals and those residuals without guarantees are recorded using conservative estimates of the projected fair market value of the collateral at lease expiration. In addition to originating loans, business credit purchases participations in loans originated by others.

     Insurance premium finance involves the financing of insurance premiums for businesses, generally at fixed rates for terms of less than one year. The receivables are secured by the commercial lending operation's right to cause the policies to be canceled and receive the unearned premiums. Credit risk is managed generally by requiring down payments from borrowers to mitigate the effects of possible delays in receiving unearned premiums in the event of policy cancellation and by monitoring the concentrations of potential return premiums among the insurance carriers as well as their financial condition.

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

     In 1995, the commercial lending operation sold for cash a portfolio of consumer rediscount loans totaling $118 million of net outstanding receivables which resulted in an after tax gain of $4.8 million. During 1995, it also entered into a three-year arrangement in which it securitized a $475 million participation interest in a pool of its insurance premium finance receivables. This agreement replaced a 1990 securitization of $375 million which expired in 1995.

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

                                            Years Ended December 31,
                                     _____________________________________
                                        1996          1995          1994
                                          (Dollar amounts in millions)
Volume of finance receivables
    acquired:
  Distribution finance(1) .........  $ 8,315.6     $ 7,479.4     $ 7,347.4
  Business credit(2) ..............    8,528.8       8,929.8       6,602.2
  Insurance premium finance(3) ....    2,014.9       1,804.5       1,813.2
                                     _________     _________     _________
    Core businesses ...............   18,859.3      18,213.7      15,762.8
  Other ...........................        0.1          18.8          74.9
                                     _________     _________     _________
    Total .........................  $18,859.4     $18,232.5     $15,837.7
                                     =========     =========     =========
Finance receivables outstanding
    at end of year:
  Distribution finance(4) .........  $ 2,530.9     $ 2,242.2     $ 2,078.5
  Business credit(5) ..............      953.4         680.8         655.0
  Insurance premium finance(6) ....      309.6         207.1         277.3
                                     _________     _________     _________
    Core businesses ...............    3,793.9       3,130.1       3,010.8
  Other ...........................        3.2           6.9          75.3
                                     _________     _________     _________
                                       3,797.1       3,137.0       3,086.1
  Less unearned finance charges ...      142.0          74.3          50.3
                                     _________     _________     _________
  Net finance receivables - owned .    3,655.1       3,062.7       3,035.8
  Net finance receivables securi-
    tized, sold and serviced(7) ...      474.3         474.2         374.5
                                     _________     _________     _________
  Net finance receivables owned
    and serviced ..................  $ 4,129.4     $ 3,536.9     $ 3,410.3
                                     =========     =========     =========
Allowance for losses at end of
  year(8)(9) ......................  $    82.5     $    77.9     $    90.7
Ratio to outstandings less
    unearned finance charges:(10)
  Owned ...........................      2.22%         2.51%         2.96%
  Owned and serviced ..............      2.00%         2.20%         2.66%
Provision for credit losses
  charged to income ...............  $    10.2     $    16.1     $    18.3

Credit losses (net of
  recoveries) .....................  $     5.2     $    10.0     $     8.8
  Ratio to average net finance
      receivables outstanding:(11)
    Owned .........................      0.16%         0.34%         0.29%
    Owned and serviced ............      0.14%         0.29%         0.26%

_______
     (1) The 1996 increase is due to aggressive sales and marketing in most of the products financed.

     (2) The decrease in 1996 is due to lower direct originations offset in part by an increase in purchased participations relative to 1995. The increase in 1995 reflects a shift in focus from purchasing participations from other financial institutions to originating and selling participations in loans.

     (3) The 1996 increase primarily reflects increased origination activity in Europe.

     (4) The 1996 increase is due to aggressive sales and marketing in most of the product lines financed. The 1995 increase was due mainly to increased volume and a slower turnover in customer inventories.

     (5) The 1996 increase is primarily due to an increase in net receivables in the equipment finance and lease division. The 1995 increase is primarily due to the addition of $123.9 million of net receivables in the equipment finance and lease division offset by the sale of $118 million of rediscount loans.

     (6) The 1996 increase is due to the increased volume in Europe and higher volume in the fourth quarter of 1996 versus 1995. The 1995 decrease was due to the securitization of an additional net $100 million of receivables (see note 8 below).

     (7) The amounts are the balances of securitized receivables outstanding at year end. In 1995, $475 million of insurance premium finance receivables were securitized replacing a 1990 securitization agreement of $375 million which expired in 1995.

     (8) Includes allowance for losses on the securitized, sold and serviced portfolio of $1.2 million in 1996 and 1995 and $938,000 in 1994 which is reported in other liabilities in the consolidated balance sheet.

     (9) The 1996 increase in the allowance for losses was attributable to receivables growth in the core businesses. The 1995 decrease in the allowance for losses was attributable to the sale of the Puerto Rico receivables portfolio which had a larger reserve requirement and more than offset the increase due to growth in the core businesses.

     (10) The decline is due to the decreased allowance from portfolios sold and liquidated which had a larger percentage reserve requirement and continued improvement in the credit quality of accounts in the core business.

     (11) The changes in ratios were due to corresponding fluctuations in credit losses.

                            _____________________

     Delinquent Receivables. Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables over 60 days past due.

     The following table shows the ratio of delinquent commercial finance receivables to finance receivables outstanding for each category and in total for the years indicated.

                                           As of December 31,
                                         ______________________
                                          1996    1995    1994

     Distribution finance ...........     0.30%   0.20%   0.11%
     Insurance premium finance(1) ...     2.34    1.40    0.51
                                         ______  ______  ______
       Core businesses ..............     0.39    0.24    0.12

     Other(2) .......................    79.23   53.47    20.63
                                         ______  ______  ______
       Total - owned ................     0.46%   0.35%   0.62%
                                         ======  ======  ======
       Total owned and serviced .....     0.41%   0.31%   0.55%
                                         ======  ======  ======

_______
     (1) The increase in the 1996 ratio is primarily concentrated in the European receivables portfolio. The increase in the 1995 ratio is primarily due to lower receivables outstanding at December 31, 1995 as a result of a $100 million increase in securitization during 1995 and a higher delinquency level associated with one account.

     (2) Represents finance receivables retained from businesses sold or exited which are being liquidated. The increase in the 1996 and 1995 ratios resulted from the reduction in receivables outstanding primarily due to the sale of the Puerto Rico portfolio in 1995 which had a lower delinquency ratio in relation to the other receivables included in this caption. The remaining finance receivables balance in this category as of December 31, 1996 totals $3.2 million.
                            _____________________

     Nonearning Receivables. Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until past due amounts are collected. Nonearning receivables were $21.4 million (0.56% of receivables outstanding), $18 million (0.57% of receivables outstanding) and $23.3 million (0.75% of receivables outstanding) at December 31, 1996, 1995 and 1994.

     Leasing

     Transamerica Leasing Inc. leases, services and manages containers, chassis and trailers throughout the world. The leasing operation is based in Purchase, New York and maintains approximately 400 offices, depots and other facilities in 48 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines, distribution companies and motor carriers.

     On October 14, 1996 the leasing operation acquired all of the outstanding shares of Trans Ocean Ltd., a container leasing company, in exchange for approximately 1.6 million shares ($112.7 million) of Transamerica common stock. The Trans Ocean fleet comprised approximately 185,600 owned, leased and managed units consisting of a variety of intermodal equipment types.

     On March 15, 1994, the leasing operation purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1.1 billion. The acquired fleet of standard containers and tank containers totaled 363,000 units.

     The leasing operation is one of the largest lessors of intermodal transportation equipment in the industry based on units of equipment available for hire. The leasing operation competes by providing a high level of service through an extensive worldwide network of offices and third party depots and by offering a wide variety of equipment and lease types. The leasing operation's management information system provides employees and other users, including customers around the world, with on-line access to key billing and operational information. The leasing operation's main competitors are other transportation equipment leasing companies. The leasing operation experienced increased competition in 1996 due to growth in the size of the worldwide container fleet and a slower rate of growth in world trade.

     At December 31, 1996, the leasing operation's fleet consisted of standard twenty and forty foot dry containers and specialized containers such as refrigerated containers, tank containers, high cube, open top and flatrack equipment types, chassis and U.S. domestic containers totaling 896,300 units which are owned or managed, and leased from approximately 370 depots worldwide; 34,500 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers; and 10,300 over-the-road trailers in Europe.

     The following table sets forth the leasing operation's fleet size, in units, as of December 31, of the year indicated:

                                     As of December 31,
                                 _________________________
                                  1996     1995     1994

     Containers and chassis(1)   896,300  708,400  685,400
     Rail trailers(2) .........   34,500   36,900   39,300
     European trailers(3) .....   10,300    7,700    5,700
_______
     (1)  The 1996 increase was largely due to the acquisition of Trans Ocean.

     (2) The 1996 and 1995 decreases resulted from the sale of older units as intermodal loadings declined year to year.

     (3) The 1996 and 1995 increases reflect expansion in the European trailer market.
                              ___________________

     The percent of the leasing operation's fleet on term lease or service contract minimum lease was 53% in 1996, 51% in 1995 and 47% in 1994. The increase in 1996 reflects the continuing trend toward increasing term and service contract minimum leases which was partially reduced by a lower percentage of term and service contract minimum leases from the acquired Trans Ocean fleet. The increase in 1995 reflected the full integration of the Tiphook container fleet into the leasing operation's fleet. At December 31, 1996 lease terms were one to 15 years.

     The following table sets forth the leasing operation's fleet utilization for the years indicated:
                                       Years Ended December 31,
                                       ________________________
                                         1996    1995    1994

     Containers and chassis(1) .....      81%     85%     81%
     Rail trailers(2) ..............      82%     77%     92%
     European trailers(3) ..........      92%     95%     96%

_______
     (1) The 1996 decline is associated with lower equipment demand due to a slower rate of growth in world trade compared to growth in the size of the worldwide container fleet. The 1995 increase was due to higher demand resulting from higher export levels from China and the Far East.

     (2) The 1996 increase resulted from a continuing strong U.S. economy and a decline in the supply of equipment. The 1995 decline was due to decreased U.S. intermodal trailer loadings.

     (3) The level of utilization for 1996 declined from 1995 and 1994 due to a greater number of rental units in the fleet and flat demand in most of continental Europe.

                            _____________________

REAL ESTATE SERVICES

     Real estate services comprise Transamerica's real estate information businesses as well as certain real estate and other investments.

     The Transamerica Real Estate Information Companies, the principal operating business of this segment, prepares tax payments and reports and conducts tax searches with respect to real property taxes and assessments and issues flood hazard determinations in all 50 states, and provides real property information services in several states. It also provides customers with information through an on-line computer system. As of December 31, 1996, tax reports were generated for more than 3,000 institutional mortgage servicers and their borrowers.

     The Transamerica Real Estate Information Companies includes the leading tax service operation in the U.S. based on the number of customers and loans serviced. Competition is increasing in the tax service market, driving down fees at the same time that customers are demanding more services. In response, the Transamerica Real Estate Information Companies have initiated a number of strategies to maintain their industry leadership including development of new technology and centralization of operations.

     The following table sets forth the number of tax service contracts under management at the end of the years indicated and new tax service contracts written during those years:

                                    1996    1995    1994
                                   (Amounts in thousands)
     Tax service contracts
       under management ........   17,529  17,664  16,694
     New tax service contracts .    4,168   3,911   4,581


     The real estate services segment includes investments in fixed income and equity securities, collateralized bond obligations and certain real estate properties. These investments totaled $1.2 billion at December 31, 1996 compared to $678.1 million at December 31, 1995.

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

EMPLOYEES

     The Corporation and its subsidiaries employed approximately 10,400 persons at December 31, 1996.

CONSOLIDATED RATIOS OF EARNINGS TO FIXED CHARGES

     The following table sets forth the consolidated ratios of earnings from continuing operations to fixed charges of Transamerica Corporation and its subsidiaries for each of the five years ended December 31, 1996.

                            Years Ended December 31,
                        ________________________________
                        1996   1995   1994   1993   1992

                        1.79   1.95   2.14   2.09   1.90


     The ratios of earnings from continuing operations to fixed charges were computed by dividing earnings from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, minority interest charges related to certain securities of affiliates and one-third of rent expense, which approximates the interest factor.

ITEM 2.  PROPERTIES

     The executive offices of Transamerica Corporation are located in the Transamerica Pyramid in San Francisco, California, a 48-story office building. Approximately 15% of the 460,000 square feet of rentable space is occupied by Transamerica and its subsidiaries.

     The Transamerica Center in Los Angeles, California, consists of a 32-story building, an 11-story building and a 10-story building. Transamerica Center is the home office of Transamerica Financial Services, certain divisions of Transamerica Life Companies and certain other subsidiaries of Transamerica. Approximately 66% of the 1,210,000 square feet of rentable space is occupied by Transamerica subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

     Various pending or threatened legal proceedings by or against the Corporation or one or more of its subsidiaries involve tax matters, alleged breaches of contract, torts, employment discrimination, violations of antitrust laws and miscellaneous other causes of action arising in the course of their businesses. Some of these proceedings involve claims for punitive or treble damages in addition to other specific relief. These include legal actions, similar to those faced by many other major life insurers, which allege damages related to sales practices of non-guaranteed premium policies since the early 1980s.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 10 in Part III of this Report.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information in the Transamerica Corporation 1996 Annual Report is incorporated herein by reference:

          Markets on which the Corporation's common stock is traded--"Common Stock Listed and Traded," page 82.

          High and low sale prices for the Corporation's common stock for each quarter in 1996 and 1995--"Supplementary Financial Information," page 71.

          Frequency and amount of cash dividends declared during 1996 and 1995--"Selected Eleven-Year Financial Data--Note E," page 73.

          Number of common stockholders of record as of the close of business on February 21, 1997--"Supplementary Financial Information--Note A," page 71.

ITEM 6.  SELECTED FINANCIAL DATA

     The following items for each of the five years in the period ended December 31, 1996, included in "Selected Eleven-Year Financial Data" on pages 72 and 73 of the Transamerica Corporation 1996 Annual Report, are incorporated herein by reference:

     Revenues
     Income from continuing operations
     Earnings per share of common stock--Income from
       continuing operations
     Total assets
     Notes and loans payable: Long-term debt
     Dividends declared per share of common stock


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information (other than graphic images and related commentary) set forth under the caption "Financial Review" on pages 24 through 47, of the Transamerica Corporation 1996 Annual Report, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary financial information of the Corporation and its subsidiaries in the Transamerica Corporation 1996 Annual Report are incorporated herein by reference:

          Consolidated Balance Sheet--December 31, 1996 and 1995--pages 48 and 49.

          Consolidated Statement of Income--Years ended December 31, 1996, 1995 and 1994--page 50.


          Consolidated Statement of Cash Flows--Years ended December 31, 1996, 1995 and 1994--page 51.

          Consolidated Statement of Stockholders' Equity--Years ended December 31, 1996, 1995 and 1994--page 52.

          Notes to Financial Statements--December 31, 1996--pages 53 through 68.

          Supplementary Financial Information--Years ended December 31, 1996 and 1995--page 71.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "(1) Election of Directors" in the Proxy Statement of Transamerica Corporation dated March 18, 1997 is incorporated herein by reference.

     The officers of the Corporation are listed below. Executive officers are designated by an asterisk.


       Name                      Position            Age             Name                     Position             Age
       ____                      ________            ___             ____                     ________             ___
Frank C. Herringer* .....  Chairman of the Board,     54      Richard H. Fearon* ......  Senior Vice President--    41
                             President and Chief                                           Corporate Development
                             Executive Officer                Nancy C. Bonner .........  Vice President--           44
Thomas J. Cusack* .......  Executive Vice President,  41                                   Executive Development
                             Transamerica Corporation         Maureen Breakiron-Evans .  Vice President and         42
                             and President and Chief                                       General Auditor
                             Executive Officer,               Burton E. Broome* .......  Vice President and         61
                             Transamerica Life                                             Controller
                             Companies                        James B. Dox ............  Vice President--Taxes      57
Richard H. Finn* ........  Executive Vice President,  62      David H. Hawkins ........  Vice President, Trans-     56
                             Transamerica Corpor-                                          america Corporation
                             ation and President                                           and Senior Vice Presi-
                             and Chief Executive                                           dent and Treasurer,
                             Officer, Transamerica                                         Transamerica Finance
                             Finance Corporation                                           Corporation
Edgar H. Grubb* .........  Executive Vice President   57      James B. Lockhart .......  Vice President--           60
                             and Chief Financial                                           Public Affairs
                             Officer                          James F. McArdle ........  Vice President--           33
Robert A. Watson* .......  Executive Vice President   51                                   Investor Relations
Shirley H. Buccieri* ....  Senior Vice President,     45      William H. McClave ......  Vice President--           53
                             General Counsel and                                           Corporate
                             Secretary                                                     Communications
Richard N. Latzer* ......  Senior Vice President      60      Mark A. McEachen* .......  Vice President and         39
                             and Chief Investment                                          Treasurer
                             Officer, Transamerica            Richard J. Olsen ........  Vice President--           58
                             Corporation, President                                        Corporate Relations
                             and Chief Executive              Rona Pehrson ............  Vice President--           49
                             Officer, Transamerica                                         Human Resources
                             Investment Services,             George B. Sundby ........  Vice President--Financial  45
                             Inc. and President,                                           Planning and Analysis,
                             Transamerica Realty                                           and Assistant Controller
                             Services, Inc.                   Judith M. Tornese .......  Vice President--Risk       54
                                                                                           Management


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

     Mr. Finn was elected Executive Vice President of the Corporation in 1993. He was Group Vice President of the Corporation from 1990 to 1993. He has been Chief Executive Officer since 1990, and President since 1988, of Transamerica Finance Corporation.

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

     Mr. Fearon was elected Senior Vice President--Corporate Development of the Corporation in 1997. He was Vice President--Corporate Development in 1995 and 1996. He was General Manager of Corporate Development and Vice Chairman of NatSteel Chemicals from 1990 to 1995.

     Ms. Bonner was elected Vice President--Executive Development of the Corporation in 1996. She was Vice President of Executive Development of Banc One from 1991 to 1996.

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

     Mr. Lockhart was elected Vice President--Public Affairs of the Corporation in 1979.

     Mr. McArdle was elected Vice President--Investor Relations of the Corporation in 1997. He held a number of positions within the commercial lending operation between 1991 and 1997, most recently serving as group vice president of the commercial lending operation's distribution finance unit.

     Mr. McClave was elected Vice President--Corporate Communications of the Corporation in 1981.

     Mr. McEachen was elected Vice President and Treasurer of the Corporation in 1996. He held a number of positions with Chrysler Corporation between 1982 and 1996, most recently serving as Treasurer of Chrysler Canada.

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

     The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of Transamerica Corporation dated March 18, 1997 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the captions "Director Compensation and Benefits" and "Executive Compensation and Other Information" in the Proxy Statement of Transamerica Corporation dated March 18, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Principal Stockholders" and "Stockholdings of Directors and Executive Officers" in the Proxy Statement of Transamerica Corporation dated March 18, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Director Compensation and Benefits," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement of Transamerica Corporation dated March 18, 1997 is incorporated herein by reference.

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

             3.(ii)  Transamerica Corporation By-Laws, as amended
                     (incorporated by reference to Exhibit 3.(ii) of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1996).

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

             10.3 1995 Bonus Plan (incorporated by reference to Exhibit EX-10.8 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1994).


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

             10.4    1996 Bonus Plan (incorporated by reference to Exhibit
                     10.7 of the Registrant's Annual Report on Form 10-K (File No. 1-2964 for the year ended December 31, 1995).

             10.5    1997 Bonus Plan.

             10.6 1985 Stock Option and Award Plan, as amended, (including Amendments No. 1 through 7) (incorporated by reference to Exhibit EX-10.5 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994, to Exhibit 4.1 to Post-Effective Amendment
                     No. 3 of the Registrant's Registration Statement on
                     Form S-8 (File No. 33-26317) as filed with the Commission on March 30, 1990, to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990, and to Exhibit EX-10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1995).

             10.7 Form of Non-Qualified Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit EX-10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994).

             10.8 Form of Incentive Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990).

             10.9 Form of Restricted Stock Award Agreement under the 1985 Stock Option and Award Plan (incorporated by reference to Exhibit EX-10.11 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1993).

             10.10 Form of Non-Qualified Stock Option Agreement for Nonemployee Directors under the 1985 Stock Option and Award Plan (incorporated by reference to Exhibit
                     EX-10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994).

             10.11 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1987 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1991).

             10.12   Deferred Compensation Policy for Transamerica
                     Corporation and Affiliates effective January 1, 1988 (incorporated by reference to Exhibit EX-10.14 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.13 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1989 (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             10.14 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1990 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

             10.15 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective July 1, 1992 (incorporated by reference to Exhibit EX-10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.16 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1994 (incorporated by reference to Exhibit EX-10.18 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1993).

             10.17 Transamerica Corporation Deferred Compensation Plan, as amended (including Amendment No. 1) (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1996, and to Exhibit EX-10.20 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1994).

             10.18 1971 Non-Qualified Stock Option Plan of Transamerica Corporation, as amended (including Amendment Nos. 1 and
                     2) (incorporated by reference to Exhibit EX-10.20 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.19 1979 Stock Option Plan of Transamerica Corporation, as amended (including Amendment Nos. 1 and 2) (incorporated by reference to Exhibit EX-10.21 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.20 Form of Termination Agreement between Transamerica Corporation and certain of its officers and of its subsidiaries (incorporated by reference to Exhibit EX-10.25 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1994).

             10.21 Reinsurance Agreement dated December 31, 1992 by and between ARC Reinsurance Corporation and Transamerica Insurance Company, as amended (incorporated by reference to Exhibit EX-10.26 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.22 Letter dated December 31, 1992 from the Registrant to Transamerica Insurance Company regarding ARC Reinsurance Corporation (incorporated by reference to Exhibit EX-10.27 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

             10.23 Transamerica Corporation 1995 Performance Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 (File No. 33-64221) as filed with the Commission on November 14, 1995).

             10.24 Transamerica Corporation Value Added Incentive Plan (incorporated by reference to Exhibit EX-10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-1964) for the quarter ended March 31, 1994).

             10.25 Form of Nonqualified Stock Option Agreement under the Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit EX-10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1995).

             10.26 Form of Nonqualified Stock Option Agreement granted with Tandem Limited Stock Appreciation Right under the Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit EX-10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1995).

             10.27 Form of Tandem Limited Stock Appreciation Right under the Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit EX-10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1995).

             11      Statement Re: Computation of Per Share Earnings.

             12      Ratio of Earnings to Fixed Charges Calculation.

             13 Portions of the Transamerica Corporation 1996 Annual Report (to the extent such portions are expressly incorporated herein).

             21      List of Subsidiaries of Transamerica Corporation.

             23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated February 19, 1997 in the Registrant's Registration Statements on Form S-8 (File Nos. 2-80934, 2-83724, 33-3722, 33-12324, 33-13389,
                     33-18911, 33-26317, 33-38267, 33-43927, 33-55587 and
                     33-64221) and on Form S-3 (File Nos. 33-32419, 33-37889,
                     33-41008, 33-55047 and 33-63049).

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

     (b)  Reports on Form 8-K filed in the fourth quarter of 1996:  None

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

TRANSAMERICA CORPORATION
Registrant

Burton E. Broome
Vice President and Controller

Date:  March 24, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

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

Principal Financial Officer:

Edgar H. Grubb                Executive Vice President and Chief Financial
                                Officer


Principal Accounting Officer:

Burton E. Broome              Vice President and Controller


Directors:

SAMUEL L. GINN*               Director
FRANK C. HERRINGER*           Chairman of the Board and Director
ROBERT W. MATSCHULLAT*        Director
GORDON E. MOORE               Director
TONI REMBE*                   Director
CONDOLEEZZA RICE*             Director
CHARLES R. SCHWAB*            Director
FORREST N. SHUMWAY*           Director
PETER V. UEBERROTH*           Director



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


                        Year Ended December 31, 1996









                  TRANSAMERICA CORPORATION AND SUBSIDIARIES

                          SAN FRANCISCO, CALIFORNIA

FORM 10-K--ITEM 14(a)(1) AND (2)

TRANSAMERICA CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

     The following consolidated financial statements of Transamerica Corpora-tion and subsidiaries, included in the Transamerica Corporation 1996 Annual Report, are incorporated by reference in Item 8:

          Consolidated Balance Sheet--December 31, 1996 and 1995

          Consolidated Statement of Income--Years ended December 31, 1996, 1995 and 1994

          Consolidated Statement of Cash Flows--Years ended December 31, 1996, 1995 and 1994

          Consolidated Statement of Stockholders' Equity--Years ended December 31, 1996, 1995 and 1994

          Notes to Financial Statements--December 31, 1996

Financial Statement Schedules:

     The following consolidated financial statement schedules of Transamerica Corporation and subsidiaries are included in Item 14(d).

            I--Summary of Investments Other Than Investments in Related
                 Parties--December 31, 1996

           II--Condensed Financial Information of Registrant--December 31,
                 1996 and 1995, and years ended December 31, 1996, 1995 and
                 1994

          III--Supplementary Insurance Information--Years ended December 31,
                  1996, 1995 and 1994

           IV--Reinsurance--Years ended December 31, 1996, 1995 and 1994

            V--Valuation and Qualifying Accounts--Years ended December 31,
                 1996, 1995 and 1994



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

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Transamerica Corporation


     We have audited the consolidated financial statements of Transamerica Corporation and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of Transamerica Corporation for the year ended
December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14(a)(1) and (2). These financial statements and schedules are the responsibility of Transamerica Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, Transamerica Corporation changed its method of accounting for certain debt securities effective January 1, 1994.




                                               Ernst & Young LLP

San Francisco, California
February 19, 1997

                                                                                   SCHEDULE I
                           TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                     _____________________

                           SCHEDULE I--SUMMARY OF INVESTMENTS OTHER
                              THAN INVESTMENTS IN RELATED PARTIES

                                       DECEMBER 31, 1996
                    Column A                       Column B      Column C       Column D
_____________________________________________________________________________________________
                                                                                 Amount at
                                                                              which shown in
               Type of Investment                    Cost         Value     the balance sheet

_____________________________________________________________________________________________
                                                           (Amounts in millions)
Fixed maturities available for sale:
  Bonds and notes:
    U.S. Treasury securities and obligations of
      U.S. government authorities and agencies .   $   294.6     $   318.4      $   318.4
    Obligations of states and political
      subdivisions .............................       291.9         302.4          302.4
    Foreign governments ........................       149.9         155.5          155.5
    Corporate securities .......................    15,002.7      15,700.6       15,700.6
    Mortgage-backed securities .................     5,548.1       5,743.9        5,743.9
    Public utilities ...........................     4,504.9       4,673.6        4,673.6
  Redeemable preferred stocks ..................        84.6          91.5           91.5
                                                   _________     _________      _________
          Total fixed maturities ...............    25,876.7     $26,985.9       26,985.9
                                                                 =========

Equity securities:
  Common stocks:
    Banks, trust and insurance companies .......        50.0     $    91.8           91.8
    Industrial, miscellaneous and all other ....       376.3         917.6          917.6
  Nonredeemable preferred stocks ...............        20.5          36.6           36.6
                                                   _________     _________      _________
          Total equity securities ..............       446.8     $ 1,046.0        1,046.0
                                                                 =========

Mortgage loans on real estate ..................       704.1                        681.5
Real estate ....................................        84.2                         64.0
Loans to life insurance policyholders ..........       442.6                        442.6
Short-term investments .........................       165.2                        165.2
                                                   _________                    _________
          Total investments ....................   $27,719.6                    $29,385.2
                                                   =========                    =========

_______
     The differences between Column B and Column D as to mortgage loans on real estate and real estate represent write downs and allowances for possible permanent impairment in value.

                                                                         SCHEDULE II
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       TRANSAMERICA CORPORATION (PARENT COMPANY)
                        (Amounts in millions except share data)
                                     BALANCE SHEET
                                                                    December 31,
                                                                 1996         1995
Assets:
  Investments in subsidiaries ...............................  $5,289.2     $5,368.8
  Equity securities at fair value (cost: $236.9 in 1996
    and $174.4 in 1995) .....................................     550.9        360.0
  Short-term investments ....................................       3.2          3.6
  Notes and accounts receivable from subsidiaries ...........     301.0         73.7
  Cash and cash equivalents .................................       4.1          1.6
  Deferred income tax benefit, including current tax
    receivable of $14.0 in 1996 and net of current tax
    liability of $41.0 in 1995 ..............................     106.3         57.6
  Other assets ..............................................     207.3        298.5
                                                               ________     ________
                                                               $6,462.0     $6,163.8
                                                               ========     ========
Liabilities and Stockholders' Equity:
  Notes and loans payable ...................................  $  607.9     $  577.3
  Income taxes due to subsidiaries ..........................     413.5        328.2
  Notes and accounts payable to subsidiaries ................     789.2        447.5
  Accounts payable and other liabilities ....................     510.8        510.9
  Stockholders' equity:
    Preferred Stock ($100 par value):
      Authorized--1,200,000 shares; issuable in series
      Outstanding--Dutch Auction Rate Transferable
        Securities, 2,250 shares, at liquidation preference
        of $100,000 per share ...............................     225.0        225.0
      Outstanding--Series D, 180,091 shares in 1996 and
        180,091 shares in 1995 at liquidation preference of
        $500 per share ......................................      90.0         90.0
    Common Stock ($1 par value):
      Authorized--150,000,000 shares
      Outstanding--65,968,708 shares in 1996 and 67,989,508
        shares in 1995, after deducting 13,769,754 and
        11,748,954 shares in treasury in 1996 and 1995 ......      66.0         68.0
    Additional paid-in capital ..............................      83.0
    Retained earnings, including equity in undistributed net
      income of subsidiaries of $1,826.6 in 1996 and
      $1,688.0 in 1995 ......................................   2,920.2      2,866.0
    Net unrealized gain from investments marked to
      fair value ............................................     784.4      1,079.9
    Foreign currency translation adjustments ................     (28.0)       (29.0)
                                                               ________     ________
                                                                4,140.6      4,299.9
                                                               ________     ________
                                                               $6,462.0     $6,163.8
                                                               ========     ========

                                                                      SCHEDULE II
                                                                      (Continued)
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       TRANSAMERICA CORPORATION (PARENT COMPANY)
                                  STATEMENT OF INCOME

                                                         Years Ended December 31,
                                                        1996       1995       1994
                                                           (Amounts in millions)
Revenues:
  Dividends from subsidiaries ......................   $313.6     $329.8     $361.8
  Tax service fees .................................    206.5      152.6      190.3
  Interest, principally from subsidiaries ..........      3.8        4.8       14.2
  Investment income ................................     10.4       15.1        9.0
  Gain on investment transactions ..................     18.1       23.3        2.1
                                                       ______     ______     ______
                                                        552.4      525.6      577.4
Expenses:
  Interest .........................................     89.5       82.0       98.7
  General and administrative .......................    233.6      250.7      181.8
                                                       ______     ______     ______
                                                        323.1      332.7      280.5
                                                       ______     ______     ______
                                                        229.3      192.9      296.9
Income tax benefit .................................     88.4       78.3       26.3
                                                       ______     ______     ______
Income before equity in undistributed income of
  subsidiaries .....................................    317.7      271.2      323.2
Equity in undistributed income of subsidiaries .....    138.6      199.3      104.0
                                                       ______     ______     ______
    Net income .....................................   $456.3     $470.5     $427.2
                                                       ======     ======     ======


                                                                           SCHEDULE II
                                                                           (Continued)
                         TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                   _____________________

                SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         TRANSAMERICA CORPORATION (PARENT COMPANY)
                                  STATEMENT OF CASH FLOWS
                                                            Years Ended December 31,
                                                          1996        1995         1994
                                                               (Amounts in millions)
Operating activities:
  Net income ........................................    $ 456.3     $ 470.5     $ 427.2
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization ...................        5.1         4.5         4.0
    Accounts payable and other liabilities ..........      (71.4)       47.6        48.3
    Income taxes payable, including related accounts
      with subsidiaries .............................       (0.6)      (33.8)      207.1
    Equity in undistributed income of subsidiaries ..     (138.6)     (199.3)     (104.0)
    Net (gains) on investment transactions ..........      (18.1)      (23.3)       (2.0)
    Other ...........................................       (2.9)        4.8        26.1
                                                         _______     _______     _______
      Net cash provided by operating activities .....      229.8       271.0       606.7

Investing activities:
  Capital contributions to subsidiaries .............      (36.3)     (146.0)      (90.0)
  Sales of investments ..............................      219.4        99.4        46.5
  Purchases of investments ..........................     (158.4)     (138.2)     (115.4)
  Decrease (increase) in short-term investments .....        0.4         8.1       (11.2)
  Decrease in accounts with subsidiaries ............      170.8       108.7       426.2
  Other .............................................      (20.0)      (14.0)       (6.3)
                                                         _______     _______     _______
      Net cash provided (used) by investing
        activities ..................................      175.9       (82.0)      249.8

Financing activities:
  Proceeds from debt financing ......................      198.4
  Increase (decrease) in commercial paper obligations     (157.8)      195.4       (61.2)
  Payments of long-term notes .......................      (10.0)     (125.0)     (132.0)
  Redemption of preferred stock .....................                   (0.8)     (115.9)
  Treasury stock purchases ..........................     (330.2)     (155.4)     (387.0)
  Other common stock transactions ...................       45.6        51.0         8.0
  Dividends .........................................     (149.2)     (155.4)     (167.7)
                                                         _______     _______     _______
      Net cash used by financing activities .........     (403.2)     (190.2)     (855.8)
                                                         _______     _______     _______
Increase (decrease) in cash and cash equivalents ....        2.5        (1.2)        0.7
  Cash and cash equivalents at beginning of year ....        1.6         2.8         2.1
                                                         _______     _______     _______
  Cash and cash equivalents at end of year ..........    $   4.1     $   1.6     $   2.8
                                                         =======     =======     =======

                                                                           SCHEDULE II
                                                                           (Continued)
                       TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                 _____________________

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       TRANSAMERICA CORPORATION (PARENT COMPANY)

                                (Dollar amounts in millions)

NOTES TO BALANCE SHEET
Note A - Financial Instruments
                                                                   December 31,
                                                                  1996      1995
Notes and loans payable comprise the following amounts:
  Short-term bank loans, commercial paper and current
    portion of long-term debt ................................   $  5.0    $155.5
  Long-term debt due subsequent to one year:
    Notes; interest at 6.75% to 9.875%; maturing through 2008     198.3     210.6
    Commercial paper and other notes at various interest
      rates and terms supported by credit agreements
      expiring through 1998 ..................................    404.6     211.2
                                                                 ______    ______
                                                                 $607.9    $577.3
                                                                 ======    ======

     The aggregate annual maturities for the five years subsequent to December 31, 1996 are: 1997--$5.0; 1998--$404.6; 1999--None; 2000--None and 2001--$5.0.

     Transamerica manages a portion of its interest rate risk by entering into interest rate swap agreements.  At December 31, 1996 and 1995 interest rate swap agreements comprise:
                                                          Weighted        Weighted
                                             Notional  Average Fixed  Average Floating
                                              Amount   Interest Rate    Interest Rate
1996:
  Interest rate swap agreements -
  Transamerica pays:
    Fixed rate interest expense, receives
      floating rate interest income           $ 50.0       5.14%           5.54%
    Floating rate interest expense,
      receives fixed rate interest income     $275.0       7.18%           5.63%

1995:
  Interest rate swap agreements -
  Transamerica pays:
    Fixed rate interest expense, receives
      floating rate interest income           $175.0       8.33%           5.87%
    Floating rate interest expense,
      receives fixed rate interest income     $ 50.0       9.13%           6.47%

Note B - Minority Interest

     In 1996, two affiliates of Transamerica issued $100.0 of 7.80% and $225.0 of
7.65% cumulative Capital Trust Pass-through Securities payable December 1, 2026.
Dividends on the outstanding Capital Trust Pass-through Securities are cumulative and payable semi-annually in arrears.  Transamerica has agreed to guarantee to pay in full any accrued and unpaid dividends declared, or the redemption price including accrued and unpaid dividends, if the securities are redeemed by the affiliates.

     In 1994, an affiliate of Transamerica issued $200.0 of 9.125% cumulative Monthly
Income Preferred Securities.  Dividends on the outstanding Monthly Income Preferrred
Securities is cumulative and payable monthly in arrears.  Transamerica has agreed to guarantee to pay in full any accrued and unpaid dividends declared, or the redemption price including accrued and unpaid dividends, if the securities are called by the affiliate.


                                                                                         SCHEDULE III
                               TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                         _____________________

                           SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

          Column A                Column B        Column C       Column D      Column E     Column F
                                               Future policy
                                  Deferred       benefits,                   Other policy
                                   policy         losses,                     claims and
                                acquisition      claims and      Unearned       benefits     Premium
           Segment                 costs       loss expenses     premiums       payable      revenue
                                                       (Amounts in millions)
Life insurance:
  Year ended December 31:
    1996 .....................  $2,138.2 (A)     $5,644.5 (B)     $17.9       $22,898.4     $1,072.4
    1995 .....................  $1,974.2 (A)     $5,631.4 (B)     $14.4       $22,262.0     $1,140.0
    1994 .....................  $2,480.5 (A)     $5,153.1         $ 7.3       $19,571.4     $1,018.4




                                 Column G      Column H       Column I     Column J      Column K
                                               Benefits,    Amortization
                                                claims,     of deferred
                                   Net        losses and       policy        Other
                                investment    settlement     acquisition   operating    Premiums
                                 income        expenses         costs      expenses     written
                                                     (Amounts in millions)
Life insurance:
  Year ended December 31:
    1996 .....................   $2,079.7     $2,805.8       $268.8 (C)     $403.6      $286.1 (D)
    1995 .....................   $1,974.7     $2,858.7       $191.3 (C)     $367.3      $286.1 (D)
    1994 .....................   $1,773.2     $2,356.4       $182.3 (C)     $353.9      $280.0 (D)


_______
(A)  Includes a fair value adjustment of ($306.6 million) reduction in 1996, ($355.6 million)
     reduction in 1995 and $351.3 million increase in 1994 required under Financial Accounting
     Standards Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.
(B)  Includes a fair value adjustment of ($195 million) reduction in 1996 and ($339 million)
     reduction in 1995 required under Financial Accounting Standards Statement No. 115.
(C)  Includes accelerated amortization of deferred policy acquisition costs of $33.6 million in
     1996, $9.2 million in 1995 and $6.3 million in 1994 associated with interest-sensitive products due to realized investment gains.
(D)  Health insurance premiums written.

                                                                                         SCHEDULE IV
                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                        _____________________

                                      SCHEDULE IV--REINSURANCE


           Column A             Column B        Column C       Column D      Column E      Column F
                                                                                          Percentage
                                                Ceded to       Assumed                    of amount
                                  Gross          other        from other        Net        assumed
            Segment               amount       companies      companies       amount        to net
                                            (Dollar amounts in millions)
Year ended December 31, 1996:
  Life insurance in force ...  $220,162.9     $195,158.2     $201,560.3     $226,565.0       89.0%
                               ==========     ==========     ==========     ==========
  Premium revenue:
    Life insurance ..........  $    816.6     $    551.9     $    521.3     $    786.0       66.3%
    Accident and health
      insurance .............        59.2          355.4          582.6          286.4      203.5%
                               __________     __________     __________     __________
                               $    875.8     $    907.3     $  1,103.9     $  1,072.4      102.9%
                               ==========     ==========     ==========     ==========
Year ended December 31, 1995:
  Life insurance in force ...  $206,722.6     $116,762.9     $174,193.6     $264,153.3       65.9%
                               ==========     ==========     ==========     ==========
  Premium revenue:
    Life insurance ..........  $    935.0     $    619.0     $    537.8     $    853.8       63.0%
    Accident and health
      insurance .............       165.6          439.6          560.2          286.2      195.8%
                               __________     __________     __________     __________
                               $  1,100.6     $  1,058.6     $  1,098.0     $  1,140.0       96.3%
                               ==========     ==========     ==========     ==========
Year ended December 31, 1994:
  Life insurance in force ...  $191,884.1     $115,037.5     $158,882.4     $235,728.9       67.4%
                               ==========     ==========     ==========     ==========
  Premium revenue:
    Life insurance ..........  $    620.5     $    394.3     $    511.7     $    737.8       69.3%
    Accident and health
      insurance .............         8.6          295.3          567.3          280.6      202.2%
                               __________     __________     __________     __________
                               $    629.1     $    689.6     $  1,079.0     $  1,018.4      105.9%
                               ==========     ==========     ==========     ==========


                                                                                                      SCHEDULE V
                                     TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               _____________________
                                   SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                 Column A                Column B               Column C                Column D       Column E
                                                      ----------Additions----------
                                        Balance at    Charged to      Charged to                      Balance at
                                         beginning     costs and   other accounts -   Deductions -      end of
               Description               of period     expenses        describe         describe        period
                                                                 (Amounts in millions)
Year ended December 31, 1996:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate ..   $ 21.5                      $ 2.1 (B)        $  1.0 (D)      $ 22.6
      Real estate ....................     27.2                        2.5 (B)           9.5 (E)        20.2
      Finance receivables ............    246.1       $283.5          (8.4)(C)         163.5 (F)       357.7 (H)
      Other assets ...................      6.1         (3.6)(A)                         0.7 (G)         1.8
                                         ______       ______         _____            ______          ______
                                         $300.9       $279.9         $(3.8)           $174.7          $402.3
                                         ======       ======         =====            ======          ======
Year ended December 31, 1995:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate ..   $ 23.5                                       $  2.0 (D)      $ 21.5
      Real estate ....................     26.3                      $ 2.1 (B)           1.2 (E)        27.2
      Finance receivables ............    211.8       $114.2          33.9 (C)         113.8 (F)       246.1 (H)
      Other assets ...................     67.4        (20.1)(A)      21.4 (I)          62.6 (G)         6.1
                                         ______       ______         _____            ______          ______
                                         $329.0       $ 94.1         $57.4            $179.6          $300.9
                                         ======       ======         =====            ======          ======
Year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for losses -
      Mortgage loans on real estate ..   $ 30.3                      $ 0.2 (B)        $  7.0 (D)      $ 23.5
      Real estate ....................     40.4                        2.1 (B)          16.2 (E)        26.3
      Finance receivables ............    190.4       $101.9           3.6 (C)          84.1 (F)       211.8 (H)
      Other assets ...................    159.6          2.1          (1.3)(I)          93.0 (G)        67.4
                                         ______       ______         _____            ______          ______
                                         $420.7       $104.0         $ 4.6            $200.3          $329.0
                                         ======       ======         =====            ======          ======



_______
(A) Reversal of excess valuation allowance no longer required due to the favorable terms on disposition of assets held for sale.  1995 reversal is due principally to operations in Puerto Rico.
(B) Included in gains on investment transactions.
(C) Changes in connection with receivables and other adjustments.
(D) Reduction in reserves associated with the settlement of mortgage loan transactions.
(E) Reduction in reserves associated with the settlement of real estate transactions.
(F) Charges for net credit losses.
(G) Charges for losses on disposal of assets held for sale, which in 1995 includes $41.2 million related to the disposal of rent-to-own receivables and $17.8 million related to the disposal of Puerto Rico receivables and in 1994 includes $78.7 million related to the disposal of the rent-to-own stores.
(H) Includes $1.2 million in 1996 and 1995 and $938,000 in 1994 related to securitized, sold and serviced receivables reported in other liabilities in the consolidated balance sheet.
(I) The increase in 1995 was primarily associated with the transfer of Puerto Rico receivables from finance receivables.  The decrease in 1994 was associated with the settlement of litigation on previously charged off accounts.
