Form 10-Q
period 1997-03-31
TRANSAMERICA CORP
filed 1997-05-12
CIK 99189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________

                                  FORM 10-Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1997

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

                               (415) 983-4000
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X     No

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on April 30, 1997: 66,397,357 shares, after deducting 13,341,105 shares in treasury.

                          TRANSAMERICA CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended March 31, 1997 and 1996, and the balance sheet as of December 31, 1996 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1996. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

     On March 13, 1997, Transamerica announced that it intends to sell substantially all of its consumer lending operation as part of our strategy to redeploy our capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. As of March 31, 1997 the assets offered for sale include approximately $3.4 billion of gross receivables, principally real estate secured loans, a network of approximately 420 branch offices, investment securities of $132.6 million at fair value and other assets, including intangibles, of $244.7 million. In addition, another $351.2 million of real estate secured loans, non real estate secured loans and foreclosed properties will be sold or liquidated separately. This amount includes approximately $279.8 million, at March 31, 1997, remaining from the $1.1 billion segregated in the plan announced in 1996. This plan was to accelerate efforts to reduce the consumer lending operation's exposure to non real estate consumer loans by further curtailing production of these loans, liquidating most of the non real estate loan portfolio and intensifying collection efforts. Net proceeds from the sales will be used to reduce debt, purchase Transamerica common stock, fund the new centralized operations and for other corporate purposes.

                                * * * * * * *

     Primary earnings per share are calculated by dividing income available to common stockholders by the average number of common shares outstanding during the period. Earnings available to common stockholders are computed by deducting preferred dividends and preferred stock redemption costs from net income. The computation of fully diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable from the exercise of stock options, using the treasury stock method.

     For years and quarters ending after December 15, 1997 Transamerica will report its earnings per share in accordance with the Financial Accounting Standards Board's Statement No. 128 - Earnings Per Share. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for pro forma disclosure of our earnings per share computed in accordance with this standard.

     The consolidated ratios of earnings to fixed charges were computed by dividing income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest, debt and minority interest expense and one-third of rent expense, which approximates the interest factor.

                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              _________________

                         CONSOLIDATED BALANCE SHEET

                                   Assets


                                                    March 31,    December 31,
                                                       1997          1996
Investments, principally of life
    insurance subsidiaries:
  Fixed maturities                                  $26,635.9     $26,985.9
  Equity securities                                   1,106.7       1,046.0
  Mortgage loans and real estate                        752.8         745.5
  Loans to life insurance policyholders                 446.9         442.6
  Short-term investments                                214.6         165.2
                                                    _________     _________
                                                     29,156.9      29,385.2

Finance receivables                                   4,885.2       8,697.9
Less unearned fees ($298 in 1997 and
  $437.6 in 1996) and allowance for
  losses                                                391.5         794.1
                                                    _________     _________
                                                      4,493.7       7,903.8

Cash and cash equivalents                               213.0         471.8
Trade and other accounts receivable                   2,174.7       1,933.9
Property and equipment, less accumulated
    depreciation of $1,351.2 in 1997 and
    $1,309.9 in 1996:
  Land, buildings and equipment                         393.4         436.8
  Equipment held for lease                            3,048.3       3,118.5
Deferred policy acquisition costs                     2,287.4       2,138.2
Separate account assets                               3,607.5       3,527.9
Goodwill, less accumulated amortization of
  $146.6 in 1997 and $143.9 in 1996                     364.8         389.3
Assets held for sale, net of valuation
  allowance                                           3,829.0          86.5
Other assets                                            437.2         483.0
                                                    _________     _________
                                                    $50,005.9     $49,874.9
                                                    =========     =========

(Amounts in millions)

                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              _________________

                   CONSOLIDATED BALANCE SHEET (Continued)

                    Liabilities and Stockholders' Equity


                                                    March 31,    December 31,
                                                       1997          1996

Life insurance policy liabilities                   $28,961.0     $28,542.8
Notes and loans payable, principally of
  finance subsidiaries, of which $1,609.4
  in 1997 and $1,241.3 in 1996 matures
  within one year                                    10,277.4      10,328.3
Accounts payable and other liabilities                2,196.8       1,899.0
Income taxes                                            867.7         911.3
Separate account liabilities                          3,607.5       3,527.9

Minority interest in preferred securities
  of affiliates                                         525.0         525.0

Stockholder's equity:
  Preferred Stock ($100 par value):
    Authorized--1,200,000 shares; issuable
      in series, cumulative
    Outstanding--Dutch Auction Rate Trans-
      ferable Securities, 2,250 shares in
      1996, at liquidation preference of
      $100,000 per share                                              225.0
    Outstanding--Series D, 180,091 shares
      in 1996, at liquidation preference of
      $500 per share, cumulative dividend
      rate of 8.5%                                                     90.0
    Preference Stock (without par value)--
      5,000,000 shares authorized; none
      outstanding
    Common Stock ($1 par value):
      Authorized--150,000,000 shares
      Outstanding--66,375,452 shares in 1997
        and 65,968,708 shares in 1996,
        after deducting 13,363,010 shares
        and 13,769,754 shares in treasury                66.4          66.0
  Additional paid-in capital                            103.9          83.0
  Retained earnings                                   2,965.4       2,920.2
  Net unrealized gain on investments
    marked to fair value                                470.0         784.4
  Foreign currency translation adjustments              (35.2)        (28.0)
                                                    _________     _________
                                                      3,570.5       4,140.6
                                                    _________     _________
                                                    $50,005.9     $49,874.9
                                                    =========     =========

(Amounts in millions except for share data)

                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              _________________

                      CONSOLIDATED STATEMENT OF INCOME


                                                     Three months ended
                                                          March 31,
                                                       1997       1996
REVENUES
Investment income                                    $  535.7   $  514.1
Life insurance premiums and related
  income                                                456.8      417.4
Finance charges and other fees                          269.5      303.1
Leasing revenues                                        188.9      164.3
Real estate and tax service revenues                     56.2       58.0
Gain on investment transactions                           8.2       13.0
Other                                                    24.1       23.8
                                                     ________   ________
                                                      1,539.4    1,493.7

EXPENSES
Life insurance benefits                                 695.0      665.7
Life insurance underwriting, acquisition
  and other expenses                                    199.8      153.4
Interest and debt expense                               163.6      173.0
Leasing operating and maintenance costs                 114.0       92.9
Provision for losses on receivables and
  assets held for sale                                   36.4       33.2
Other, including administrative and general
  expenses                                              213.5      202.2
                                                     ________   ________
                                                      1,422.3    1,320.4
                                                     ________   ________
                                                        117.1      173.3
Income taxes                                             36.1       58.0
                                                     ________   ________
Net income                                           $   81.0   $  115.3
                                                     ========   ========
Earnings per share of common stock:
  Primary:
    Income before gain on investment
      transactions                                      $1.05      $1.51
    Gain on investment transactions                      0.08       0.12
                                                        _____      _____
    Net income                                          $1.13      $1.63
                                                        =====      =====
  Fully diluted:
    Income before gain on investment
      transactions                                      $1.01      $1.47
    Gain on investment transactions                      0.08       0.12
                                                        _____      _____
    Net income                                          $1.09      $1.59
                                                        =====      =====

Dividends per share of common stock                     $0.50      $0.50
                                                        =====      =====

Ratio of earnings to fixed charges                       1.64       1.94


(Amounts in millions except for share data)

                  TRANSAMERICA CORPORATION AND SUBSIDIARIES
                              _________________

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                      Three months ended
                                                           March 31,
                                                       1997       1996

Balance at beginning of year                         $2,920.2   $2,866.0
Net income                                               81.0      115.3
Dividends on common stock                               (33.2)     (33.7)
Dividends on preferred stock                             (2.6)      (4.4)
Treasury stock purchased                                           (31.5)
                                                     ________   ________
Balance at end of period                             $2,965.4   $2,911.7
                                                     ========   ========

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Three months ended
                                                           March 31,
                                                       1997       1996
OPERATING ACTIVITIES
Net income                                           $   81.0   $  115.3
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Increase in life insurance policy
    liabilities, excluding policyholder
    balances on interest-sensitive policies              80.0      243.4
  Amortization of policy acquisition costs               47.4       61.0
  Policy acquisition costs deferred                    (102.3)     (90.7)
  Depreciation and amortization                          85.6       78.6
  Other                                                 112.4      137.7
                                                     ________   ________
  Net cash provided by operations                       304.1      545.3

INVESTING ACTIVITIES
Finance receivables originated                       (4,435.2)  (4,194.3)
Finance receivables collected                         3,855.5    3,863.7
Sale of finance receivables                             431.0
Purchase of investments                              (2,067.1)  (1,942.7)
Sales and maturities of investments                   1,543.4    1,188.6
Other                                                    73.0      (28.4)
                                                     ________   ________
  Net cash used by investing activities                (599.4)  (1,113.1)

FINANCING ACTIVITIES
Proceeds from debt financing                          2,415.5    1,030.0
Payment of notes and loans                           (2,453.2)    (740.1)
Receipts from interest-sensitive policies
  credited to policyholder account balances           1,570.3    1,473.6
Return of policyholder balances on
  interest-sensitive policies                        (1,166.5)  (1,084.8)
Treasury stock purchased                                (13.2)     (51.0)
Redemption of preferred stock                          (318.9)
Other common stock transactions                          38.3       19.2
Dividends                                               (35.8)     (38.1)
                                                     ________   ________
  Net cash provided by financing activities              36.5      608.8
                                                     ________   ________
Increase (decrease) in cash and cash
  equivalents                                          (258.8)      41.0
Cash and cash equivalents at beginning
  of year                                               471.8       67.6
                                                     ________   ________
Cash and cash equivalents at end of period           $  213.0   $  108.6
                                                     ========   ========

(Amounts in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

     Transamerica's net income for the first quarter of 1997 decreased $34.3 million (30%), compared to the first quarter of 1996. Net income for the first quarter of 1997 included net after tax gains from investment transactions aggregating $5.3 million compared to $8.5 million in the first quarter of 1996. Income before investment transactions for the first quarter of 1997 included a $20.1 million after tax provision for a proposed legal settlement recorded by the life insurance business. Excluding this provision, income before investment transactions decreased $11 million (10%) compared to the first quarter of 1996 due primarily to decreases in consumer lending, real estate and leasing operating results and higher unallocated interest and other expenses, with offsetting increases in life insurance and commercial lending operating results.

     Gain on investment transactions, pretax, included in consolidated revenues, comprises (amounts in millions):

                                                  Three months ended
                                                       March 31,
                                                    1997      1996

     Net gain (loss) on sale of investments        $(2.3)    $ 9.6
     Adjustment for impairment in value             (2.0)
     Adjustment to amortization of
       deferred policy acquisition
       costs for realized investment
       transactions                                 12.5       3.4
                                                   _____     _____
                                                   $ 8.2     $13.0
                                                   =====     =====

     The amortization of deferred policy acquisition costs is adjusted due to gains or losses realized on the sale of certain investments associated with products sold by the life insurance operation. Investment transactions also reflected downward adjustments primarily for impairment in the value of certain nonperforming fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure.

                   REVENUES AND INCOME BY LINE OF BUSINESS

                                        Three months ended March 31
                                         Revenues              Income
                                      1997       1996       1997    1996
                                            (Amounts in millions)

Life insurance                      $  986.2   $  927.7    $62.9   $ 72.8
Gain on investment transactions          5.8       19.6      3.7     12.8
                                    ________   ________    _____   ______
Total life insurance                   992.0      947.3     66.6     85.6

Consumer lending                       152.7      198.1              17.8
Commercial lending                     117.4      104.6     21.2     14.5
Leasing                                207.7      181.9     15.8     18.8
Amortization of goodwill                                    (3.2)    (3.3)
                                    ________   ________    _____   ______
Total finance                          477.8      484.6     33.8     47.8

Real estate services                    76.7       66.6      8.1      9.6
Gain on investment transactions          2.4        6.0      1.6      3.5
                                    ________   ________    _____   ______
Total real estate services              79.1       72.6      9.7     13.1

Unallocated interest and
  other expenses                         4.7        4.9    (29.1)   (23.4)
Consolidation eliminations             (14.2)     (15.7)             (7.8)
                                    ________   ________    _____   ______
Total revenues and net income       $1,539.4   $1,493.7    $81.0   $115.3
                                    ========   ========    =====   ======


Life insurance

     Net income from our life insurance operations for the first three months of 1997 decreased $19 million (22%) from the first three months of 1996. Income before investment transactions also decreased $9.9 million (14%) compared to the first quarter of 1996. The 1997 results were affected by a $20.1 million after tax charge for a proposed legal settlement recorded in the life insurance line. Excluding the provision for the proposed settlement, income before investment transactions increased $10.2 million (14%).

     The life insurance line experienced a decrease in income before investment transactions in the first quarter of 1997 primarily due to the $20.1 million legal settlement provision for a class action lawsuit brought against three life insurance subsidiaries. The annuities line's income before investment transactions increased from the same period of 1996 due primarily to higher interest margins and fee income. The asset management group experienced a slight decrease in income before investment transactions compared to the first quarter of 1996 due primarily to lower interest margins in its structured settlements business. Income before investment transactions for the reinsurance line increased in comparison to the first quarter of 1996 due primarily to favorable claims experience and higher premium revenue. The Canadian line's income before investment transactions improved from the same period of 1996 due primarily to favorable claims experience. Income before investment transactions for the corporate and other line increased during the first quarter of 1997 over the same period of 1996 primarily due to higher investment income.

     Investment transactions for the first quarter of 1997 included an after tax loss of $3 million realized on the sale of investments compared to an after tax gain of $10.5 million in the first quarter of 1996. The $10.5 million after tax gain for the first quarter of 1996 included an after tax gain of $7.8 million resulting from a transaction with a special purpose subsidiary of Transamerica Corporation. In this transaction, certain below investment grade bonds were exchanged for collateralized bond obligations with higher ratings issued by the subsidiary. This transaction had no effect on Transamerica's consolidated financial statements. In the first quarters of both 1997 and 1996, investment transactions related to investments backing interest-sensitive products resulted in losses. The adjustment to the amortization of deferred policy acquisition costs reduced the losses by $8.1 million after tax in 1997 and $2.2 million after tax in 1996. Investment transactions in the first quarter of 1997 also reflected downward adjustments of $1.3 million after tax primarily for impairment in the value of the mortgage loan portfolio whereas there was no such downward adjustment in the first quarter of 1996.

     Net investment income increased $19 million (4%) for the first quarter of 1997 over the first quarter of 1996 due to the increased level of invested assets.

     Premium and related income increased $39.4 million (9%) for the first quarter of 1997 over the first quarter of 1996 due primarily to an increase in fees from interest-sensitive policies. Life insurance benefit costs and expenses increased $75.8 million (9%) for the first quarter of 1997 over the first quarter of 1996 primarily due to the increase in benefits paid or provided attributable to a larger base of life insurance and annuities in force and due to the provision for the proposed legal settlement discussed above.

     Cash provided by operations for the first quarter of 1997 decreased $117.5 million from the first quarter of 1996 primarily due to the timing in the settlement of certain receivables and payables, including reinsurance receivables and payables. We continue to maintain a sufficiently liquid investment portfolio in this operation to cover operating requirements. The rest of our funds are invested in longer term securities.

Consumer Lending

     On March 13, 1997, Transamerica announced that it intends to sell substantially all of its consumer lending operation as part of our strategy to redeploy our capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. As of March 31, 1997 the assets offered for sale include approximately $3.4 billion of gross receivables, principally real estate secured loans, a network of approximately 420 branch offices, investment securities of $132.6 million at fair value and other assets, including intangibles, of $244.7 million. In addition, another $351.2 million of real estate secured loans, non real estate secured loans and foreclosed properties will be sold or liquidated separately. This amount includes approximately $279.8 million, at March 31, 1997, remaining from the $1.1 billion segregated in the plan announced in 1996. This plan was to accelerate efforts to reduce the consumer lending operation's exposure to non real estate consumer loans by further curtailing production of these loans, liquidating most of the non real estate loan portfolio and intensifying collection efforts. Net proceeds from the sales will be used to reduce debt, purchase Transamerica common stock, fund the new centralized operations and for other corporate purposes.

     In 1996, we announced a plan to reduce our exposure to non real estate consumer loans and certain real estate secured loans. The plan covered a total of $1.1 billion in receivables. By December 31, 1996, we had reduced our exposure to these loans to $462.3 million. During the first quarter of 1997, primarily through sales of $162.2 million, our exposure to the loans covered in the plan had been reduced to $279.8 million. During the first quarter of 1997 we sold an additional $268.8 million of receivables. These sales comprised receivables in foreclosure and over 90 day delinquent receivables.

     Pending the completion of the sale of the operations and assets being offered, loan loss reserves are being adjusted to offset operating results including any gains or losses from asset sales. Accordingly, we did not record any income from our consumer lending operations for the first quarter of 1997. In the first quarter of 1996, the consumer lending operation reported net income of $17.8 million.

     Revenues decreased $45.4 million (23%) in the first quarter of 1997 from the comparable year ago period due to the effects of a $1 billion (20%) decrease in average net receivables outstanding, which resulted primarily from sales of various loan portfolios in the fourth quarter of 1996 and the first quarter of 1997.

     Interest expense decreased $14 million (18%) for the first quarter of 1997 compared to the same period a year ago due primarily to lower average outstanding debt needed to support the lower average finance receivables outstanding. Other operating expenses in the first quarter of 1997 decreased $7.9 million (12%) over the first quarter of 1996 due primarily to the impact of downsizing operations.

     We recorded a provision for losses on receivables of $32.8 million in the first quarter of 1997 compared to $26.7 million in the first quarter of 1996. The increase is due to increased credit losses and, to a lesser extent, our decision to adjust the reserve for loan losses to offset the operating results of our consumer lending operations.

     Net credit losses in the first quarter of 1997 rose $73.1 million (213%) over the same quarter a year ago primarily due to losses recognized on the sales of loans in process of foreclosure and 90 day and over delinquent receivables.

     Net consumer finance receivables at March 31, 1997 and December 31, 1996 were $3.7 billion, of which $3.6 billion were held for sale, and $4.2 billion, of which $3.3 billion and $3.5 billion were real estate secured loans, principally first and second mortgages secured by residential properties. Approximately 33% of the real estate secured loans were located in California. The decrease in net receivables was primarily due to the continuing sales of loan portfolios.

     Delinquent finance receivables are defined as receivables contractually past due 60 days or more and for which the foreclosure process has not begun.

Delinquent finance receivables on the portfolio held for sale, including special assets, were $234 million (6.43% of finance receivables outstanding) at March 31, 1997 compared to $219.8 million (5.35% of finance receivables outstanding) at December 31, 1996. Approximately 60% of the increase in the delinquency percentage of gross receivables outstanding is due to having lower receivables outstanding as of March 31, 1997. The rest was caused by an increase in delinquent accounts of $14.8 million as of March 31, 1997 compared to December 31, 1996. Active management of these delinquent accounts has become temporarily more difficult because of the planned sale of most of our consumer lending operations. Delinquent finance receivables on the portion of the business that we intend to retain were $681,000 (0.66% of gross receivables outstanding at March 31, 1997, compared to $142,000 (0.26%) at December 31, 1996.

     We have established an allowance for losses equal to 5.47% of those net consumer finance receivables outstanding held for sale, (excluding foreclosures in process) at March 31, 1997 compared to 6.84% at December 31, 1996; the decrease in the percentage reflects a $95 million reduction in the allowance as a result of the recognition of losses on the sales of delinquent receivables. We have also established an allowance for losses of 3.95% of net consumer finance receivables on the portion of the business we intend to retain.

     We suspend the accrual of interest and other finance charges on accounts that become contractually past due by more than 29 days. At March 31, 1997 and December 31, 1996 nonearning net receivables which excludes accounts in process of foreclosure, totaled $511 million and $467 million. Approximately one third of the increase is attributable to an increase in 60 day plus delinquent accounts and two thirds of the increase is attributable to 30 to 59 days delinquent accounts. When we receive payments on accounts in non accrual status, we apply them to principal and interest income according to the terms of the loan.

     When foreclosure proceedings begin on an account secured by real estate, the amount is written down to the lower of the account balance or the fair value of the collateral less estimated selling costs. Accounts in process of foreclosure totaled $71.5 million at March 31, 1997, 35% of which was in California and $144.3 million at December 31, 1996, 47% of which was in California. Repossessed assets held for sale totaled $58.8 million, 72% of which was in California at March 31, 1997 and $83.1 million, 71% of which was in California at December 31, 1996. The decline was due to sales in the portfolios which more than offset increases in accounts in foreclosure.

     As previously discussed, we intend to continue operating in the consumer lending business and are moving ahead with a plan to build a new centralized real estate secured lending operation. As part of this plan, in the first quarter of 1997 we purchased Metropolitan Mortgage Company for $14 million in cash.

     Factors such as economic conditions, competition, and, for accounts secured by real estate, the state of the real estate market (particularly in California) all affect trends in receivables levels, credit losses, delinquencies, accounts in foreclosure, repossessed assets, the value we can expect to receive on the sales of our assets and operations and our results of operations.

Commercial Lending

     Net income from our commercial lending operations for the first quarter of 1997 was $18.5 million compared to $11.8 million for the first quarter of 1996. Income, before the amortization of goodwill, for the first quarter of 1997 increased $6.7 million (47%) over the first quarter of 1996. The increase resulted primarily from a $3.2 million tax benefit in 1997 from the satisfactory resolution of prior years' tax matters. The 1996 quarter included the effect of $2.5 million of after tax provisions for loss on a contested account and for settlement of a legal matter.

     Revenues in the first quarter of 1997 increased $12.8 million (12%) from 1996 principally as a result of growth in average net receivables outstanding which more than offset a decline in yield due to increased competition.

     Interest expense increased $5.9 million (17%) in the first quarter of 1997 due to a higher average debt level needed to support receivables growth. Operating expenses rose $2.6 million (6%) primarily as a result of higher levels of business volume and outstanding receivables. The provision for losses on receivables decreased $2.9 million (45%) due to a $2.9 million ($1.7 million after tax) reserve established in the first quarter of 1996 on a major impaired account in the insurance premium finance portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average net receivables outstanding were 0.17% for the first quarter of 1997 compared to 0.09% for the first quarter of 1996.

     Net commercial finance and lease receivables outstanding grew $382.9 million (10%) in the first quarter of 1997 over December 31, 1996. During the first quarter of 1997, our distribution finance operation purchased for cash a portfolio of floor plan finance receivables with a total net outstanding balance of approximately $115 million. We have established an allowance for losses equal to 2.09% of net commercial finance receivables outstanding as of March 31, 1997 compared to 2.22% at December 31, 1996.

     Delinquent receivables are defined as instalments for inventory finance and asset based lending receivables more than 60 days past due and the receivables balance for all other receivables more than 60 days past due. At March 31, 1997 delinquent receivables were $15.7 million (0.37% of receivables outstanding) compared to $17.3 million (0.46% of receivables outstanding) at December 31, 1996.

     Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Nonearning receivables were $26.2 million (0.63% of receivables outstanding) at March 31, 1997 compared to $21.4 million (0.56% of receivables outstanding) at December 31, 1996. The increase in nonearning receivables was primarily attributable to one major account in the distribution finance portfolio.

Leasing

     In the first quarter of 1997 our leasing operation reported net income of $15.3 million compared to $18.3 million in the first quarter of 1996.
Leasing income before the amortization of goodwill was $15.8 million in the first quarter of 1997 compared to $18.8 million in the first quarter of 1996, a decline of $3 million (16%) versus the comparable 1996 period. First quarter 1996 results included a $2.6 million tax benefit from the favorable resolution of an outstanding state tax issue. Lower earnings in 1997 also resulted from lower standard container utilization and lower gains from sales of used standard containers due to overcapacity of equipment and softening in per diem rates. Offsetting some of these negatives in earnings were favorable results from a larger portfolio of finance leases and more on-hire standard and tank containers, and chassis due to a larger fleet as a result of the Trans Ocean acquisition.

     Revenue for the first quarter of 1997 increased $25.8 million (14%) over the first quarter of 1996. Revenue increased due to a larger on-hire fleet of standard, refrigerated and tank containers and chassis mainly associated with the October 1996 acquisition of Trans Ocean Ltd. This increased our fleet size by approximately 25%. Revenue also increased due to a larger portfolio of finance leases and more on-hire European trailers. Partially offsetting these increases were lower revenues from decreased utilization and rental rates for refrigerated and tank containers and lower utilization from standard containers due to the overcapacity of equipment and softening in per diem rates. Rail trailer also reported lower revenues due to a smaller fleet size and fewer on-hire units.

     Expenses for the first quarter of 1997 increased $25.8 million (17%) over the first quarter of 1996 due mainly to higher ownership and operating costs associated with larger fleets of standard, refrigerated and tank containers, chassis and European trailers.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 78% for the first quarter of 1997 compared to 81% in the first quarter of 1996. Rail trailer utilization was 83% for the first quarter of 1997 compared to 79% in the first quarter of 1996. European trailer utilization was 91% for the first quarter of 1997 compared to 92% in the first quarter of 1996.

Real Estate Services

     This segment includes Transamerica's real estate information businesses as well as certain real estate and other investments.

     Net income for the first quarter of 1997 decreased $3.4 million (26%) over the first quarter of 1996. Net income included net after tax gains from investment transactions of $1.6 million and $3.5 million in the first quarters of 1997 and 1996. Income before investment transactions in the first quarter of 1997 decreased $1.5 million (16%) from the first quarter of 1996 primarily due to lower operating income at the real estate tax service. This resulted from a reduction in new contract volume caused by lower mortgage refinancings in the first quarter of 1997, and continuing costs related to relocation and new information systems.

     Revenues for the first quarter of 1997 increased $6.5 million (9%) over the first quarter of 1996 as a result of increased investment income.

Unallocated Interest and Expenses

     Unallocated interest and other expenses, after related income taxes, for the first three months of 1997 increased $5.7 million. The increase was primarily due to expenses associated with the $325 million of capital trust pass-through securities issued in late 1996, the proceeds of which were used to redeem all of Transamerica's outstanding preferred stock, and the vesting of certain performance vested stock options issued under the 1995 Performance Stock Option Plan.

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

     In December 1996, we announced the redemption of all of the outstanding Dutch Auction Rate Transferable Securities preferred stock. The redemption was completed in February 1997. In January 1997, we announced the redemption of the outstanding Series D preferred stock. This redemption was also completed in February 1997. As a result of these redemptions $3.8 million of premium related to the transaction was charged directly to stockholders' equity. This reduced earnings to common stockholders and resulted in a 6 cent reduction in earnings per share.

     In July 1996, Transamerica announced that its board of directors had authorized additional purchases of up to 2 million shares of the company's common stock. At March 31, 1997, there were 267,100 shares remaining to be purchased under this authorization. We did not purchase any shares under this authorization during the first quarter of 1997.

Investment Portfolio

     Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $29.2 billion at March 31, 1997, of which $26.6 billion was invested in fixed maturities. At March 31, 1997, 95.7% of the fixed maturities was rated as "investment grade" with an additional 3.1% in the BB category or its equivalent. The amortized cost of fixed maturities was $26.2 billion resulting in a net unrealized gain position, before the effect of income taxes and adjustments to deferred acquisition costs and policy liabilities, of $457 million at March 31, 1997. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $56.4 million at March 31, 1997 and $62.9 million at December 31, 1996.

     In addition to the investments in fixed maturities, $752.8 million (3% of the investment portfolio), net of allowance for losses of $45 million, was invested in mortgage loans and real estate including $677.2 million in commercial mortgage loans, $76.7 million in real estate investments, $5.9 million in foreclosed real estate and $38 million in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $4.3 million at March 31, 1997 and $8.1 million at December 31, 1996. Allowances for possible losses of $45 million at March
31, 1997 and $42.8 million at December 31, 1996 have been established to cover possible losses from mortgage loans and real estate investments.

Derivatives

     The operations of Transamerica are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from Transamerica's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, Transamerica hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements, interest rate floor agreements, and options to enter into interest rate swap agreements (swaptions).

     Derivative financial instruments with a notional amount of $9.9 billion at March 31, 1997 and December 31, 1996 and designated as hedges of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $4.1 billion at March 31, 1997 and $3.5 billion at December 31, 1996 and designated as hedges of Transamerica's liabilities were outstanding.

     While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1997, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at March 31, 1997 and December 31, 1996 was a net benefit of $53.4 million and $73.7 million comprising agreements with aggregate gross benefits of $121.8 million and $91.2 million and agreements with aggregate gross obligations of $68.4 million and $17.5 million.

Pro forma Earnings Per Share

     In February 1997 the Financial Accounting Standards Board issued Statement No. 128 - Earnings Per Share. This statement is effective for quarters and years ending after December 15, 1997 and supersedes the earnings per share calculation methodology and disclosure requirements of APB 15. Upon adoption of the new standard all previously reported earnings per share figures are required to be restated to comply with the standard. The earnings per share amounts below reflect on a pro forma basis Transamerica's earnings per share in accordance with the new standard.

                                                  Three months ended
                                                       March 31,
                                                    1997      1996
     Earnings per share of common stock:
       Basic:
         Income before investment
           transactions                            $1.05     $1.51
         Gain on investment transactions            0.08      0.12
                                                   _____     _____
         Net income                                $1.13     $1.63
                                                   =====     =====
       Diluted:
         Income before investment
           transactions                            $1.02     $1.47
         Gain on investment transactions            0.08      0.12
                                                   _____     _____
         Net income                                $1.10     $1.59
                                                   =====     =====

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Corporation's Annual Meeting of Stockholders held on May 1, 1997, its stockholders voted on one proposal and director nominations. Results were:


                               Votes       Votes       Votes                     Broker--
                                For       Against     Withheld   Abstentions    Non--Votes
Nomination for director:
  Toni Rembe                 54,939,058              1,376,844
  Forrest N. Shumway         55,759,537                556,365
  Peter V. Ueberroth         55,745,404                570,498

Election of auditors         55,938,602   133,901                  243,398



     A total of 56,315,902 shares were present in person or by proxy at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          11   Statement Re: Computation of Per Share Earnings.
          12   Computation of Ratio of Earnings to Fixed Charges.
          27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

            A Report on Form 8-K was filed on March 27, 1997, announcing Transamerica's intent to sell substantially all of its consumer lending operation.


                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)

Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  May 12, 1997