Form 10-Q
period 1997-06-30
TRANSAMERICA CORP
filed 1997-08-14
CIK 99189

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For Quarterly Period Ended June 30, 1997

Commission File Number 1-2964

                               ------------------


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

         Number of shares of Common Stock, $1 par value, outstanding as of close of business on July 31, 1997: 63,287,441 shares, after deducting 16,451,021 shares in treasury.

                            TRANSAMERICA CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended June 30, 1997 and 1996, and the balance sheet as of December 31, 1996 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1996. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

         On June 23, 1997, Transamerica sold its branch based consumer lending operation as part of its strategy to redeploy capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. As a result of the sale, second quarter results included an after tax gain of $275 million after taking into account writedowns of intangibles and other items. In addition another $189.5 million of real estate secured loans, non real estate secured loans and foreclosed properties and other repossessed assets remain as of June 30, 1997 which will be sold or liquidated separately.

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

         For years and quarters ending after December 15, 1997 Transamerica will report its earnings per share in accordance with the Financial Accounting Standards Board's Statement No. 128 - Earnings Per Share. Previously reported earnings per share will be restated. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for pro forma disclosure of our earnings per share computed in accordance with this standard.

         The consolidated ratios of earnings to fixed charges were computed by dividing income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, dividends declared on preferred securities issued by affiliates and one-third of rent expense, which approximates the interest factor.

                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                           CONSOLIDATED BALANCE SHEET

                                     Assets


                                                     June 30,       December 31,
                                                      1997              1996
Investments, principally of life insurance
        subsidiaries:
    Fixed maturities                               $27,919.7           $26,985.9
    Equity securities                                1,329.9             1,046.0
    Mortgage loans and real estate                     759.5               745.5
    Loans to life insurance policyholders              452.4               442.6
    Short-term investments                             387.7               165.2
                                                   ---------           ---------
                                                    30,849.2            29,385.2

Finance receivables                                  4,971.7             8,697.9
Less unearned fees ($307.0 in 1997
    and $437.6 in 1996) and allowance for
    losses                                             405.1               794.1
                                                   ---------           ---------
                                                     4,566.6             7,903.8

Cash and cash equivalents                              114.2               471.8
Trade and other accounts receivable                  2,267.3             1,933.9
Property and equipment, less accumulated
        depreciation of $1,406.1 in 1997 and
        $1,309.9 in 1996:
    Land, buildings and equipment                      399.4               436.8
    Equipment held for lease                         3,119.2             3,118.5
Deferred policy acquisition costs                    2,215.2             2,138.2
Separate account assets                              4,114.4             3,527.9
Goodwill, less accumulated amortization of
    $148.2 in 1997 and $143.9 in 1996                  361.6               389.3
Assets held for sale, net of valuation
    allowance                                          189.8                86.5
Other assets                                           580.2               483.0
                                                   ---------           ---------
                                                   $48,777.1           $49,874.9
                                                   =========           =========

(Amounts in millions)

                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                     CONSOLIDATED BALANCE SHEET (Continued)

                      Liabilities and Stockholders' Equity


                                                    June 30,       December 31,
                                                     1997              1996

Life insurance policy liabilities                  $29,710.2          $28,542.8
Notes and loans payable, principally of
    finance subsidiaries, of which $1,532.4
    in 1997 and $1,241.3 in 1996 matures
    within one year                                  6,625.1           10,328.3
Accounts payable and other liabilities               2,548.0            1,899.0
Income taxes                                         1,198.5              911.3
Separate account liabilities                         4,114.4            3,527.9

Minority interest in preferred securities
    of affiliates                                      525.0              525.0

Stockholders' equity:
    Preferred Stock ($100 par value):
        Authorized--1,200,000 shares; issuable
          in series, cumulative
        Outstanding--Dutch Auction Rate Trans-
          ferable Securities, 2,250 shares in
          1996, at liquidation preference of
          $100,000 per share                                              225.0
        Outstanding--Series D, 180,091 shares
          in 1996, at liquidation preference of
          $500 per share, cumulative dividend
          rate of 8.5%                                                     90.0
    Common Stock ($1 par value):
        Authorized--150,000,000 shares
        Outstanding--63,374,000 shares in 1997
          and 65,968,708 shares in 1996,
          after deducting 16,364,462 shares
          and 13,769,754 shares in treasury             63.4               66.0
    Additional paid-in capital                                             83.0
    Retained earnings                                3,149.5            2,920.2
    Net unrealized gain from investments
        marked to fair value                           882.1              784.4
    Foreign currency translation adjustments           (39.1)             (28.0)
                                                   ---------          ---------
                                                     4,055.9            4,140.6
                                                   ---------          ---------
                                                   $48,777.1          $49,874.9
                                                   =========          =========

(Amounts in millions except for share data)

                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                       ----------------------

                                                  CONSOLIDATED STATEMENT OF INCOME

                                                                         Six months ended                  Three months ended
                                                                              June 30,                            June 30,
                                                                      1997              1996               1997              1996
REVENUES
Investment income                                                   $ 1,085.4         $ 1,036.6          $   549.7         $   522.5
Life insurance premiums and related
   income                                                               967.5             842.6              510.7             425.2
Finance charges and other fees                                          491.3             606.6              221.8             303.6
Leasing revenues                                                        370.5             328.2              181.6             163.8
Real estate and tax service revenues                                    146.5             119.5               90.3              61.5
Gain on investment transactions                                          14.4              29.6                6.2              16.6
Gain on sale of consumer lending
   branch operation                                                     469.0                                469.0
Other                                                                    47.9              45.6               23.8              21.8
                                                                    ---------         ---------          ---------         ---------
                                                                      3,592.5           3,008.7            2,053.1           1,515.0


EXPENSES
Life insurance benefits                                               1,476.3           1,325.0              781.3             659.3
Life insurance underwriting, acquisition
   and other expenses                                                   360.3             316.3              160.5             162.9
Interest and debt expense                                               308.0             343.9              144.4             170.9
Leasing operating and maintenance costs                                 227.7             183.0              113.7              90.1
Provision for losses on receivables and
   assets held for sale                                                  45.0             101.5                8.6              68.3
Other, including administrative and
   general expenses                                                     425.5             403.1              212.0             200.9
                                                                    ---------         ---------          ---------         ---------
                                                                      2,842.8           2,672.8            1,420.5           1,352.4
                                                                    ---------         ---------          ---------         ---------
                                                                        749.7             335.9              632.6             162.6
Income taxes                                                            280.8             114.7              244.7              56.7
                                                                    ---------         ---------          ---------         ---------

Net Income                                                          $   468.9         $   221.2          $   387.9          $  105.9
                                                                    =========         =========          =========         =========

Earnings per share of common stock:
   Primary:
      Income before gain on investment
         transactions                                               $    6.84         $    2.87           $   5.79         $    1.36
      Gain on investment transactions                                    0.14              0.28               0.06              0.16
                                                                    ---------         ---------          ---------         ---------
      Net Income                                                    $    6.98         $    3.15           $   5.85         $    1.52
                                                                    =========         =========          =========         =========

   Fully diluted:
      Income before gain on investment
         transactions                                               $    6.62         $    2.79           $   5.60         $    1.31
      Gain on investment transactions                                    0.14              0.28               0.06              0.16
                                                                    ---------         ---------          ---------         ---------
      Net Income                                                    $    6.76         $    3.07           $   5.66         $    1.47
                                                                    =========         =========          =========         =========

Dividends per share of common stock                                 $    1.00         $    1.00           $   0.50         $    0.50
                                                                    =========         =========          =========         =========

Ratio of earnings to fixed charges                                       3.15              1.92
                                                                    =========         =========

(Amounts in millions except for per share data)

                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                              Six months ended
                                                                 June 30,
                                                             1997         1996

Balance at beginning of year                              $2,920.2     $2,866.0
Net income                                                   468.9        221.2
Dividends on common stock                                    (64.8)       (66.9)
Dividends on preferred stock                                  (2.6)        (8.6)
Treasury stock purchased                                    (172.2)      (134.8)
                                                          ---------    ---------
Balance at end of period                                  $3,149.5     $2,876.9
                                                          =========    =========

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Six months ended
                                                                 June 30
                                                             1997        1996
                                                          ---------   ---------
OPERATING ACTIVITIES
Net income                                                $   468.9   $   221.2
Adjustments to reconcile net income
      to net cash provided by operating
      activities:
   Change in accounts payable and other
      liabilities                                             832.3       (64.8)
   Change in accounts receivable and
      other assets                                           (507.9)     (126.6)
   Gain on sale of consumer lending
      branch operations                                      (275.0)
   Increase in life insurance policy
      liabilities, excluding policyholder
      balances on interest-sensitive policies                  81.8       659.4
   Amortization of policy acquisition costs                   105.4       118.9
   Policy acquisition costs deferred                         (221.8)     (177.0)
   Depreciation and amortization                              169.3       154.7
   Other                                                       57.3        83.7
                                                          ---------   ---------
   Net cash provided by operations                            710.3       869.5
INVESTING ACTIVITIES
Finance receivables originated                            (10,070.6)   (8,753.8)
Finance receivables collected and sold                      9,891.9     8,577.0
Purchase of investments                                    (5,994.9)   (4,222.4)
Sales and maturities of investments                         4,578.5     3,164.6
Proceeds from sale of consumer lending branch
  operation to Household International, Inc.                3,860.0
Other                                                        (178.6)      (64.2)
                                                          ---------   ---------
   Net cash provided (used) by investing activities         2,086.3    (1,298.8)
FINANCING ACTIVITIES
Proceeds from debt financing                                2,760.7     3,062.6
Payment of notes and loans                                 (6,404.2)   (3,021.3)
Receipts from interest-sensitive policies
   credited to policyholder account balances                4,106.0     2,810.0
Return of policyholder balances on
   interest-sensitive policies                             (2,976.4)   (2,185.5)
Treasury stock purchases                                     (305.2)     (169.1)
Redemption of preferred stock                                (318.9)
Other common stock transactions                                51.2        32.6
Dividends                                                     (67.4)      (75.5)
                                                          ---------   ---------
   Net cash provided (used) by financing activities        (3,154.2)      453.8
                                                          ---------   ---------
Increase (decrease) in cash and cash equivalents             (357.6)       24.5
 Cash and cash equivalents at beginning of year               471.8        67.6
                                                          ---------   ---------
Cash and cash equivalents at end of period                $   114.2   $    92.1
                                                          =========   =========
(Amounts in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

         Transamerica's net income for the first six months of 1997 increased $247.7 million (112%), compared to the first six months of 1996. Net income for the first six months of 1997 included net after tax gains from investment transactions aggregating $9.3 million compared to $19.2 million in the first six months of 1996. In the first six months of 1997 income before investment transactions increased $257.6 million (128%) over the first six months of 1996. The 1997 period included a $275 million after tax gain from the sale of the branch based consumer lending business. Excluding this gain, income before investment transactions for the first half of 1997 decreased $17.4 million (9%) due primarily to decreases in consumer lending, life insurance, and leasing operating results and higher unallocated interest and other expenses. Partially offsetting these decreases were increased real estate and commercial lending operating results.

         Transamerica's net income for the second quarter of 1997 increased $282 million (266%), compared to the second quarter of 1996. Net income for the second quarter of 1997 included net after tax gains from investment transactions aggregating $4 million compared to $10.7 million in the second quarter of 1996. In the second quarter of 1997 income before investment transactions increased $288.7 million (303%) over the second quarter of 1996. Income before investment transactions in the second quarter of 1997 included the $275 million after tax gain discussed in the preceding paragraph. Excluding this gain, income before investment transactions increased $13.7 million (14%) due primarily to increases in real estate, commercial lending, life insurance and consumer lending operating results. Partially offsetting these increases were decreased leasing operating results and higher unallocated interest and other expenses.

         The pretax gain on investment transactions, included in consolidated revenues, comprises (amounts in millions):

                                          Six months ended    Three months ended
                                              June 30,             June 30
                                           1997     1996       1997     1996

   Net gain on sale of investments        $ 0.4    $27.6       $2.7    $18.0
   Adjustment for impairment in value      (2.0)    (1.2)               (1.2)
   Adjustment to amortization of
     deferred policy acquisition
     costs for realized investment
     transactions                          16.0      3.2        3.5     (0.2)
                                          -----    -----       ----    -----
                                          $14.4    $29.6      $ 6.2    $16.6
                                          =====    =====      =====    =====

         The amortization of deferred policy acquisition costs is adjusted for gains and losses realized on the sale of certain investments. The adjustment to the amortization of deferred policy acquisition costs is included in investment transactions as an offset to the related gains or losses. Investment transactions also reflect downward adjustments primarily for impairment in the value of certain nonperforming fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure.

                     REVENUES AND INCOME BY LINE OF BUSINESS

                                                          Six months ended June 30          Second Quarter
                                                        Revenues             Income              Income
                                                    1997       1996      1997      1996      1997      1996
                                                                      (Amounts in millions)
Life insurance                                    $2,038.9   $1,869.2   $ 142.8   $ 152.3   $ 79.9   $ 79.5
Gain (loss) on investment
   transactions                                        3.5       25.4       2.2      16.5     (1.5)     3.7
                                                  --------   --------   -------   -------   ------   ------
Total life insurance                               2,042.4    1,894.6     145.0     168.8     78.4     83.2

Consumer lending                                     720.6      392.3     275.0      13.1    275.0     (4.7)
Commercial lending                                   239.0      211.6      41.9      32.7     20.7     18.2
Leasing                                              408.6      363.8      28.3      37.7     12.5     18.9
Amortization of goodwill                                                   (6.4)     (6.5)    (3.2)    (3.2)
                                                  --------   --------   -------   -------   ------   ------
Total finance                                      1,368.2      967.7     338.8      77.0    305.0     29.2

Real estate services                                 189.1      148.9      36.7      21.3     28.6     11.7
Gain on investment transactions                       11.0       18.1       7.1      11.8      5.5      8.3
Amortization of goodwill                                                   (0.1)     (0.1)    (0.1)    (0.1)
                                                  --------   --------   -------   -------   ------   ------
Total real estate services                           200.1      167.0      43.7      33.0     34.0     19.9

Unallocated interest and
  other expenses                                      16.4       13.7     (58.6)    (48.5)   (29.5)   (25.1)
Consolidation eliminations                           (34.6)     (34.3)               (9.1)             (1.3)
                                                  --------   --------   -------   -------   ------   ------
Total revenues and net income                     $3,592.5   $3,008.7   $ 468.9   $ 221.2   $387.9   $105.9
                                                  ========   ========   =======   =======   ======   ======


Life insurance

         Net income from our life insurance operations for the six and three month periods ended June 30, 1997 decreased by $23.8 million (14%) and $4.8 million (6%) compared to the corresponding periods of 1996. Income before investment transactions decreased $9.5 million (6%) in the first half of 1997 from the first half of 1996 and increased $400,000 (-%) in the second quarter of 1997 compared to the second quarter of 1996. Net income for the first half of 1997 included net after tax gains from investment transactions of $2.2 million compared to $16.5 million in the first half of 1996. In the second quarter of 1997 net income included net after tax losses from investment transactions of $1.5 million compared to gains of $3.7 million in the second quarter of 1996. The six month results for 1997 were affected by a $20.1 million after tax charge for a proposed legal settlement recorded in the life insurance line during the first quarter. This settlement was approved by the court on June 26.

         The life insurance line experienced a decrease in income before investment transactions for both the six and three month periods ended June 30, 1997 as compared to the same periods of 1996. The decline for the six month period was primarily the result of the settlement provision described in the preceding paragraph and unfavorable claims activity. The decline in the second quarter was primarily the result of unfavorable claims activity.

         The annuities line experienced an increase in income before investment transactions for the six and three month periods ended June 30, 1997 as compared to the same periods of 1996. These increases were primarily attributable to increases in fee income related to a higher variable annuity asset base combined with a reduction in operating costs in 1997. Operating expenses for the 1996 periods were adversely affected by relocation costs associated with moving portions of the operations to Charlotte, North Carolina and Kansas City, Missouri.

         The asset management group experienced slight increases in income before investment transactions for both 1997 periods as compared to the corresponding periods of 1996. This was primarily attributable to favorable interest spreads and increased fee income resulting from overall growth in the line's asset management business. The asset management group's performance was partially offset by decreases in income before investment transactions in the structured settlements business, which resulted primarily from unfavorable interest spreads.

         In the reinsurance line, favorable claims experience and growth in policy revenue resulted in an increase in income before investment transactions for the six month and three month periods ended June 30, 1997 as compared to the same periods of 1996.

         The Canadian line's income before investment transactions increased in the first six months and second quarter of 1997 over the comparable periods of 1996 due primarily to the result of improved persistency and favorable claims experience.

         For the corporate line, income before investment transactions increased slightly during the first six months of 1997 as compared to the same period of 1996. This increase was attributable primarily to a favorable effective tax rate in this period and increases in investment income. For the three month period ended June 30, 1997 income before investment transactions decreased compared to the second quarter of 1996 primarily due to less investment income from the amortization of discounts on securities called as a result of lower bond call activity and increased operating expenses related to a system reorganization, partially offset by a favorable effective tax rate in this period and higher investment income.

         Gains on investment transactions declined by $14.3 million (87%) for the six month period ended June 30, 1997 as compared to the first six months of 1996. For the three month period ended June 30, 1997, the life companies experienced investment transaction losses of $1.5 million after tax as compared to gains of $3.7 million after tax for the same three month period of 1996. Included in these amounts are after tax net losses of $6.8 million after tax and $3.8 million realized on sales of investments during the six month and three month periods ended June 30, 1997, compared to after tax net gains of $13.2 million and $2.7 million realized during the comparable periods of 1996. The $13.2 million after tax gain in 1996 included an after tax gain of $9.1 million resulting from a transaction with a special purpose subsidiary of Transamerica Corporation. In this transaction, certain below investment grade bonds were exchanged for collateralized bond obligations with higher ratings issued by the subsidiary. This transaction had no effect on Transamerica's consolidated financial statements. During the six and three month periods ended June 30, 1997 and 1996, transactions involving investments backing interest-sensitive products resulted in losses. Adjustments to the amortization of deferred policy acquisition costs reduced the six month losses by $10.4 million after tax in 1997 and $2.1 million after tax in 1996. Related losses incurred in the comparative three month periods were reduced by $2.3 million after tax in 1997 and increased $100,000 after tax in 1996. Investment transactions for the six month period ended June 30, 1997 reflect downward adjustments of $1.3 million after tax, primarily for impairment in the value of the mortgage loan portfolio as compared to downward adjustments recorded in the first half of 1996 of $800,000, after tax, for the impairment in the value of certain below investment grade fixed maturity investments.

         Total life companies net investment income increased by $44.8 million (4%) and $25.8 million (5%) for the six and three month periods ended June 30, 1997 as compared to the same periods of 1996 which was primarily the result of a growing invested asset base.

         Total life companies policy revenue increased $124.8 million (15%) and $85.5 million (20%), for the six month and three month periods of 1997 as compared to the same periods of 1996. These increases were primarily due to an increase in fees from interest-sensitive policies.

         Total life companies insurance benefit costs and expenses increased $195.2 million (12%) and $119.5 million (15%) for the six month and three month periods ended June 30, 1997 as compared to the same periods of 1996. The increases were primarily due to the following : 1) increase in interest credited on interest-sensitive policies, 2) unfavorable claims activity and, 3) the provision for the legal settlement discussed above.

         Cash provided by life companies operations for the six and three month periods ended June 30, 1997 decreased $178.7 million (39%) and $61.2 million (50%) over the same periods of 1996. These decreases were primarily due to the timing of the settlement of certain receivables and payables, including reinsurance receivables and payables. We continue to maintain a sufficiently liquid investment portfolio to cover operating requirements. The remainder of our funds are invested in long term securities.

Consumer Lending

         On June 23, 1997, Transamerica sold its branch based consumer lending operation as part of its strategy to redeploy capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. As a result of the sale, second quarter results included an after tax gain of $275 million after taking into account writedowns of intangibles and other items. In addition, another $189.5 million of real estate secured loans, non real estate secured loans, foreclosed properties and other repossessed assets remain as of June 30, 1997 which will be sold or liquidated separately.

         Prior to completing the sale of the operations discussed above, loan loss reserves were adjusted to offset operating results including any gains or losses from asset sales. Accordingly, except for the $275 million gain on sale included in second quarter results, no income or loss from the consumer lending operations was reported for the first half and second quarter of 1997. In the first half and second quarter of 1996, the consumer lending operation had net income of $13.1 million and a net loss of $4.7 million.

         Revenues increased $328.3 million (84%) for the first half of 1997 over the comparable period of 1996. For the second quarter of 1997 revenues increased $373.7 million (193%) over the second quarter of 1996. Both increases reflected the $469 million pretax gain on the sale of the branch-based lending business which was offset in part by lower finance charges due to lower average receivables outstanding which resulted primarily from the sale of the operations and sales of various loan portfolios during the first six months of 1997.

         Interest expense for the first half and second quarter of 1997 decreased $49.2 million (33%) and $35.1 million (47%) from the comparable year ago periods. Other operating expenses for the first half and second quarter of 1997 decreased $13.8 million (11%) and $5.9 million (10%) from the same periods a year ago. The provision for losses on receivables for the first six months and second quarter of 1997 decreased $56.2 million (60%) and $62.3 million (93%) compared to the same periods a year ago. All declines were due primarily to the impact of downsizing operations and the sale of the branch-based lending business.

         As previously discussed, Transamerica intends to continue operating in the consumer lending business and is building a new centralized real estate secured lending operation. As part of this plan, at June 30, 1997 there were $180.4 million of net consumer finance receivables relating to continuing operations. The decrease of $3.7 billion in receivables from December 31,1996 is due primarily to the sale of the branch-based lending business and the sales of various loan portfolios.

         Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $2.9 million at June 30, 1997 of continuing operations receivables (1.57% of finance receivables outstanding).

         For continuing business accounts, accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 90 days. At June 30, 1997 such nonearning receivables amounted to $55,000. Payments received on accounts while in non accrual status are applied to principal and interest income according to the terms of the loan.

         Management has established an allowance for losses equal to 2.90% of net consumer finance receivables outstanding at June 30, 1997 on continuing businesses.

         Retained assets from the sold operation held for sale at June 30, 1997, totaled $189.5 million reflecting the net carrying value of $225.5 million of contractual finance receivables of which $143.8 million is 60 days or more past due, $35.8 million of foreclosures in process and $26 million of repossessed assets.

         Factors such as economic conditions, competition, and, for accounts secured by real estate, the state of the real estate market, all affect trends in receivable levels credit losses, delinquencies, accounts in foreclosure and repossessed assets. Management intends to continue its efforts to dispose of its liquidating portfolio.

Commercial Lending

         Commercial lending net income for the first half and second quarter of 1997 was $36.6 million and $18.1 million compared to $27.3 million and $15.5 million for the comparable periods of 1996. Commercial lending income, before the amortization of goodwill, for the first half and second quarter of 1997 increased $9.2 million (28%) and $2.5 million (14%) from 1996's first half and second quarter. The first half increase resulted primarily from i) the inclusion in the first quarter of 1997 of a $3.2 million tax benefit from the satisfactory resolution of prior years' tax matters, ii) the inclusion in the first quarter of 1996 of the effect of after tax loss provisions of $2.5 million on a contested account and for settlement of a legal matter and iii) higher average net receivables outstanding. The increase in the second quarter resulted primarily from higher average net receivables outstanding.

         Revenues in the first half and second quarter of 1997 increased $27.4 million (13%) and $14.6 million (14%) over the corresponding 1996 periods. Higher average net receivables outstanding attributable to growth more than offset a decline in yield due to increased competition.

         Interest expense increased $12.6 million (18%) and $6.7 million (18%) in the first half and second quarter of 1997 primarily due to a higher average debt level needed to support receivables growth. Operating expenses for the first six months and second quarter of 1997 increased $3.7 million (5%) and $1 million (3%) primarily as a result of higher levels of business volume and outstanding receivables. The provision for losses on receivables for the first half and second quarter of 1997 decreased $300,000 (4%) and increased $2.6 million (186%) from the corresponding 1996 periods. The 1996 first quarter included a $2.9 million ($1.7 million after tax) reserve established on a major impaired account in the insurance premium finance portfolio. The second quarter increase was primarily attributable to growth in net receivables outstanding. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.15% for the first half and 0.13% for the second quarter of 1997 compared to 0.10% and 0.10% for the comparable periods of 1996.

         Net commercial finance receivables outstanding were $4 billion at June 30, 1997, an increase of $387.9 million (11%) from December 31, 1996. In 1997, the distribution finance operation purchased for cash a portfolio of floor plan finance receivables with a total net outstanding balance of approximately $115 million, and the insurance premium finance operation reduced the level of pooled securitized receivables by $75 million. Management has established an allowance for losses equal to 2.16% of net commercial finance receivables outstanding as of June 30, 1997 compared to 2.22% at December 31, 1996.

         Delinquent receivables are defined as installments for inventory finance and asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $17.7 million (0.42% of receivables outstanding) at June 30, 1997 compared to $17.3 million (0.46% of receivables outstanding) at December 31, 1996.

         Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner, if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $24.7 million (0.59% of receivables outstanding) at June 30, 1997 compared to $21.4 million (0.56% of receivables outstanding) at December 31, 1996.

Leasing

         Leasing net income for the first half and second quarter of 1997 was $27.3 million and $12 million compared to $36.7 million and $18.4 million for the first half and second quarter of 1996. Leasing income, before the amortization of goodwill, was $28.3 million and $12.5 million in the first half and second quarter of 1997 compared to $37.7 million and $18.9 million in the corresponding periods of 1996.

         Leasing income, before the amortization of goodwill, for the first half and second quarter of 1997, decreased $9.4 million (25%) and $6.4 million (34%) as compared to the first half and second quarter of 1996. The 1996 results included a $2.6 million tax benefit from the favorable resolution of outstanding state tax issues. Lower earnings for both the first half and second quarter of 1997 resulted from lower standard container utilization and lower per diem rates, caused by an over capacity of equipment and lower gains from sales of used standard containers. Offsetting some of these negative factors were favorable results from a larger portfolio of finance leases and favorable earnings in the rail trailer and domestic container lines.

         Revenue for the first half and second quarter of 1997 increased $44.8 million (12%) and $18.9 million (10%) versus the first half and second quarter of 1996. This revenue increase was due to a larger on-hire fleet of standard, refrigerated and tank containers and chassis mainly associated with the October 1996 acquisition of Trans Ocean Ltd. This acquisition increased our fleet size by approximately 25%. Revenue also increased due to a larger portfolio of finance leases and more on-hire European trailers. Partially offsetting these increases were lower revenues from decreased utilization and rental rates for refrigerated containers and lower utilization from standard containers due to an over capacity of equipment. The rail trailer operation also reported lower revenues due to a smaller fleet size.

         Expenses for the first half and second quarter of 1997 increased $54.4 million (18%) and $28.7 million (19%) over the corresponding 1996 periods, mainly due to higher ownership and operating costs associated with larger fleets of standard and refrigerated containers, chassis and European trailers.

         The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 78% for both the first half and second quarter of 1997 compared to 82% for both the first half and second quarter of 1996. Rail trailer utilization was 83% for both the first half and second quarter of 1997 compared to 80% for both the first half and second quarter of 1996. European trailer utilization was 91% and 92% for the first half and second quarter of 1997 compared to 93% for both the first half and second quarter of 1996.

Real Estate Services

         This segment includes Transamerica's real estate information businesses as well as certain real estate holdings and other investments.

         Net income for the first half of 1997 increased $10.7 million (32%) over the first half of 1996. Net income included net after tax gains from investment transactions of $7.1 million and $11.8 million in the first half of 1997 and 1996. Income before investment transactions in the first half of 1997 increased $15.4 million (72%) from the first half of 1996 primarily due to a $15.5 million after tax gain realized on the sale of a real estate property.

         Net income for the second quarter of 1997 increased $14.1 million (71%) over the second quarter of 1996. Net income included net after tax gains from investment transactions of $5.5 million and $8.3 million in the second quarters of 1997 and 1996. Income before investment transactions in the second quarter of 1997 increased $16.9 million (144%) from the second quarter of 1996 primarily due to the gain on sale of the real estate property noted above.

         Revenues for the first half of 1997 increased $33.1 million (20%) over the first half of 1996 as a result of increased investment income and the gain noted above. Revenues for the second quarter of 1997 increased $26.5 million (28%) over the first quarter of 1996 primarily as a result of the gain noted above.

Unallocated Interest and Expenses

         Unallocated interest and other expenses, after related income taxes, for the first half of 1997 increased $10.1 million over the first half of 1996. The increase was primarily due to increased interest expense associated with the redemption of preferred stock and increased other expenses primarily due to the vesting in the first quarter of 1997 of certain performance stock options issued under the 1995 Performance Stock Option Plan.

         Unallocated interest and other expenses, after related income taxes, for the second quarter of 1997 increased $4.4 million over the same quarter of 1996. The increase was primarily due to increased interest expense associated with the redemption of the preferred stock.

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

         The Corporation also borrows funds to finance acquisitions or to lend to certain of its subsidiaries to finance their working capital needs. Subsidiaries are required to maintain prudent financial ratios consistent with other companies in their respective industries and retain the capacity through committed credit lines or liquid assets to repay working capital loans from the Corporation.

         On May 21, 1997, Transamerica announced that its board of directors had authorized additional purchases of up to 6 million shares of the company's common stock. On June 27, 1997 Transamerica announced the purchase of 3 million shares of its common stock under this authorization. The shares were purchased from two investment banks for approximately $273 million at an average price of $91.11 per share, subject to market price adjustment provisions. To complete the transaction, the investment banks borrowed Transamerica common shares and will be purchasing replacement shares in the open market. During the second quarter of 1997 Transamerica purchased 3,166,800 shares for $288.8 million (including the 3 million share purchase noted above).

Investment Portfolio

         Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $30.8 billion at June 30, 1997, of which $27.9 billion was invested in fixed maturities. At June 30, 1997, 95.3% of the fixed maturities was rated as "investment grade" with an additional 3.0% in the BB category or its equivalent. The amortized cost of fixed maturities was $26.9 billion resulting in a net unrealized gain, before the effect of income taxes and adjustments to deferred acquisition costs and policy liabilities, of $1 billion at June 30, 1997. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $56.2 million at March 31, 1997 and $62.9 million at December 31, 1996.

         In addition to the investments in fixed maturities, $759.5 million (2% of the investment portfolio), net of allowance for losses of $44.4 million, was invested in mortgage loans and real estate including $679.8 million in commercial mortgage loans, $80.1 million in real estate investments, $6 million in foreclosed real estate and $38 million in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $3.1 million at June 30, 1997 and $8.1 million at December 31, 1996. Allowances for possible losses of $44.4 million at June 30, 1997 and $42.8 million at December 31, 1996 have been established to cover possible losses from mortgage loans and real estate investments.

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

         Derivative financial instruments with a notional amount of $10 billion at June 30, 1997 and $9.9 billion at December 31, 1996 were outstanding and designated as hedges of Transamerica's investment portfolio. In addition, derivative financial instruments with a notional amount of $4 billion at June 30, 1997 and $3.5 billion at December 31, 1996 were outstanding and designated as hedges of Transamerica's liabilities.

         While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1997, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at June 30, 1997 and December 31, 1996 was a net benefit of $73.0 million and $73.7 million comprising agreements with aggregate gross benefits of $133.8 million and $91.2 million and agreements with aggregate gross obligations of $60.7 million and $17.5 million.

         When we sell or otherwise dispose of an asset or liability which is hedged by a derivative contract, the derivative contract is either reassigned to hedge another asset or liability or closed out, and any gain or loss recognized.

Pro forma Earnings Per Share

         In February 1997 the Financial Accounting Standards Board issued Statement No. 128 - Earnings Per Share. This statement is effective for years ending after December 15, 1997 and supersedes the earnings per share calculation methodology and disclosure requirements of APB Opinion No. 15. The earnings per share amounts below reflect on a pro forma basis Transamerica's earnings per share in accordance with the new standard.

                                             Six months ended  Quarter ended
                                                 June 30,        June 30,
                                             1997      1996   1997    1996
    Earnings per share - basic:
    Income before gain on
      investment transactions               $6.84     $2.87   $5.79   $1.36
    Gain on investment transactions          0.14      0.28    0.06    0.16
                                            -----     -----   -----   -----

        Net income                          $6.98     $3.15   $5.85   $1.52
                                            =====     =====   =====   =====

    Earnings per share - diluted:
    Income before gain on
      investment transactions               $6.64     $2.79   $5.61   $1.32
    Gain on investment transactions          0.14      0.28    0.06    0.16
                                            -----     -----   -----   -----

        Net income                          $6.78     $3.07   $5.67   $1.48
                                            =====     =====   =====   =====

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

Date:  August 14, 1997