Form 10-Q
period 1997-09-30
TRANSAMERICA CORP
filed 1997-11-14
CIK 99189

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1997

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Common Stock, $1 par value, outstanding as of close of business on October 31, 1997: 62,836,571 shares, after deducting 16,901,891 shares in treasury.

TRANSAMERICA CORPORATION

                                                     FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended September 30, 1997 and 1996, and the balance sheet as of December 31, 1996 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1996. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

         On September 18, 1997, Transamerica announced a definitive agreement to acquire approximately $1.23 billion of net receivables and other assets of the inventory financing, consumer financing and international factoring businesses of Whirlpool Financial Corporation for a total purchase price of $1.35 billion, subject to final closing adjustments. On October 16, 1997, Transamerica announced that it had completed the acquisition of Whirlpool Financial Corporation's inventory finance business in the United States, Canada and Mexico, as well as its international factoring business in Argentina, for $759 million in cash. The acquisition of most of the remaining assets of the international factoring operations was completed by November 3, 1997, for approximately $170 million in cash. The acquisition of the consumer finance business, including Whirlpool Financial National Bank, a credit card bank, will close separately upon receipt of appropriate regulatory approval.

         On June 23, 1997, Transamerica sold its branch based consumer lending operation as part of its strategy to redeploy capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. As a result of the sale, second quarter results included an after tax gain of $275 million after taking into account writedowns of intangibles and other items. In addition, real estate secured loans, non real estate secured loans and foreclosed properties and other repossessed assets with a carrying value of $171.5 million remain as of September 30, 1997 which will be sold or liquidated separately. In October 1997, Transamerica Corporation completed the sale of another $158.7 million of contractual finance receivables and foreclosures in process for gross proceeds of $117.8 million subject to closing adjustments.

                                  * * * * * * *

         Primary earnings per share were calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and for the periods ended September 30, 1997 the dilutive effect of common shares contingently issuable from the exercise of stock options, using the treasury stock method. Earnings available to common stockholders are computed by deducting preferred dividends and preferred stock redemption costs from net income. The computation of fully diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable from the exercise of stock options, using the treasury stock method.

         For years and quarters ending after December 15, 1997 Transamerica will report its earnings per share in accordance with the Financial Accounting Standards Board's Statement No. 128 - Earnings Per Share. Previously reported earnings per share will be restated. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for pro forma disclosure of Transamerica's earnings per share computed in accordance with this standard.

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



                                     TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                 -----------------

                                            CONSOLIDATED BALANCE SHEET

                                                      Assets


                                                                     September 30,          December 31,
                                                                           1997                  1996


Investments, principally of life insurance subsidiaries:
    Fixed maturities                                                     $28,337.7            $26,985.9
    Equity securities                                                      1,666.2              1,046.0
    Mortgage loans and real estate                                           757.5                745.5
    Loans to life insurance policyholders                                    455.3                442.6
    Short-term investments                                                   220.8                165.2
                                                                         ---------            ---------
                                                                          31,437.5             29,385.2

Finance receivables                                                        4,710.9              8,697.9
Less unearned fees ($326.2 in 1997
    and $437.6 in 1996) and allowance for
    losses                                                                   424.0                794.1
                                                                         ---------            ---------
                                                                           4,286.9              7,903.8

Cash and cash equivalents                                                     95.9                471.8
Trade and other accounts receivable                                        2,210.0              1,933.9
Property and equipment, less accumulated
    depreciation of $1,425.3 in 1997 and
    $1,309.9 in 1996:
        Land, buildings and equipment                                        408.5                436.8
        Equipment held for lease                                           3,115.0              3,118.5
Deferred policy acquisition costs                                          2,110.4              2,138.2
Separate account assets                                                    5,236.1              3,527.9
Goodwill, less accumulated amortization of
    $151.8 in 1997 and $143.9 in 1996                                        364.8                389.3
Assets held for sale                                                         171.5                 86.5
Other assets                                                                 532.1                483.0
                                                                         ---------            ---------
                                                                         $49,968.7            $49,874.9
                                                                         =========            =========


(Amounts in millions)






                                     TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                 -----------------

                                      CONSOLIDATED BALANCE SHEET (Continued)

                                       Liabilities and Stockholders' Equity



                                                                           September 30,           December 31,
                                                                                  1997                  1996


Life insurance policy liabilities                                              $29,680.3              $28,542.8
Notes and loans payable, principally of
    finance subsidiaries, of which $1,016.8
    in 1997 and $1,241.3 in 1996 matures
    within one year                                                              6,413.2               10,328.3
Accounts payable and other liabilities                                           2,038.7                1,899.0
Income taxes                                                                     1,496.2                  911.3
Separate account liabilities                                                     5,236.1                3,527.9

Minority interest in preferred securities
    of affiliates                                                                  525.0                  525.0

Stockholders' equity:
    Preferred Stock ($100 par value):
        Authorized--1,200,000 shares; issuable
          in series, cumulative
        Outstanding--Dutch Auction Rate Trans-
          ferable Securities, 2,250 shares in
          1996, at liquidation preference of
          $100,000 per share                                                                              225.0
        Outstanding--Series D, 180,091 shares
          in 1996, at liquidation preference of
          $500 per share, cumulative dividend
          rate of 8.5%                                                                                     90.0
    Common Stock ($1 par value):
        Authorized--150,000,000 shares
        Outstanding--62,736,288 shares in 1997
          and 65,968,708 shares in 1996,
          after deducting 17,002,174 shares
          and 13,769,754 shares in treasury                                         62.7                   66.0
    Additional paid-in capital                                                                             83.0
    Retained earnings                                                            3,187.9                2,920.2
    Net unrealized gain from investments
        marked to fair value                                                     1,363.0                  784.4
    Foreign currency translation adjustments                                       (34.4)                 (28.0)
                                                                               ---------              ---------
                                                                                 4,579.2                4,140.6
                                                                               ---------              ---------
                                                                               $49,968.7              $49,874.9
                                                                               =========              =========

 (Amounts in millions except for share data)





                                                TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                          ----------------------

                                                    CONSOLIDATED STATEMENT OF INCOME



                                                              Nine months ended                     Three months ended
                                                                 September 30,                         September 30,
                                                             1997             1996                 1997            1996


 REVENUES
 Investment income                                      $ 1,640.2         $ 1,566.9           $   554.9         $   530.3
 Life insurance premiums and related
    income                                                1,541.1           1,350.8               573.7             508.2
 Finance charges and other fees                             633.5             903.1               142.1             296.5
 Leasing revenues                                           565.3             496.7               194.8             168.5
 Real estate and tax service revenues                       219.8             191.0                73.2              71.5
 Gain (loss) on investment transactions                       3.0              28.0               (11.5)             (1.6)
 Gain on sale of consumer lending
    branch operation                                        469.0
 Other                                                       81.6              64.5                33.7              18.9
                                                        ---------         ---------           ---------          --------
                                                          5,153.5           4,601.0             1,560.9           1,592.3

 EXPENSES
 Life insurance benefits                                  2,291.7           2,076.1               815.4             751.1
 Life insurance underwriting, acquisition
    and other expenses                                      544.7             473.3               184.4             157.0
 Interest and debt expense                                  418.3             514.4               110.3             170.4
 Leasing operating and maintenance costs                    340.7             275.5               113.1              92.5
 Provision for losses on receivables and
    assets held for sale                                     48.0             249.6                 3.0             148.1
 Other, including administrative and
    general expenses                                       601.1              610.4               175.5             207.4
                                                        ---------         ---------           ---------          --------
                                                          4,244.5           4,199.3             1,401.7           1,526.5
                                                        ---------         ---------           ---------          --------
                                                            909.0             401.7               159.2              65.8
 Income taxes                                               290.1              66.6                 9.2             (48.1)
                                                        ---------         ---------           ---------          --------
 Net Income                                             $   618.9         $   335.1           $   150.0          $  113.9
                                                        =========         =========           =========          ========

 Earnings per share of common stock:
    Primary:
       Income before gain on investment
          transactions                                   $    9.12         $    4.55            $   2.42         $    1.68
       Gain (loss) on investment transactions                 0.02              0.27               (0.12)            (0.01)
                                                         ---------         ---------            --------         ---------
       Net Income                                        $    9.14         $    4.82            $   2.30         $    1.67
                                                         =========         =========            ========         =========

    Fully diluted:
       Income before gain on investment
          transactions                                   $    9.10         $    4.44            $   2.42         $    1.65
       Gain (loss) on investment transactions                 0.02              0.27               (0.12)            (0.01)
                                                         ---------         ---------            --------         ---------
       Net Income                                        $    9.12         $    4.71            $   2.30         $    1.64
                                                         =========         =========            ========         =========

 Dividends per share of common stock                     $    1.50         $    1.50            $   0.50         $    0.50
                                                         =========         =========            ========         =========

 Ratio of earnings to fixed charges                           2.90              1.74
                                                              ====              ====

 (Amounts in millions except for per share data)





                                               TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                           -----------------

                                              CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                                                            Nine months ended
                                                                                              September 30,
                                                                                           1997             1996



Balance at beginning of year                                                             $2,920.2       $2,866.0
Net income                                                                                  618.9          335.1
Dividends on common stock                                                                   (96.3)         (99.2)
Dividends on preferred stock                                                                 (2.6)         (12.8)
Treasury stock purchased                                                                   (252.3)        (252.9)
                                                                                         --------       --------
Balance at end of period                                                                 $3,187.9       $2,836.2
                                                                                         ========       ========

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                             Nine months ended
                                                                                               September 30,
                                                                                           1997             1996
OPERATING ACTIVITIES
Net income                                                                                $ 618.9         $  335.1
Adjustments to reconcile net income to net cash provided
      by operating activities:
  Gain on sale of consumer lending
      branch operation                                                                     (275.0)
   Increase in life insurance policy
      liabilities, excluding policyholder
      balances on interest-sensitive policies                                               388.0            764.9
   Amortization of policy acquisition costs                                                 180.9            180.3
   Policy acquisition costs deferred                                                       (335.2)          (278.5)
   Depreciation and amortization                                                            256.8            237.2
   Other                                                                                     91.1             12.7
                                                                                        ---------        ---------
Net cash provided by operations                                                             925.5          1,251.7
INVESTING ACTIVITIES
Finance receivables originated                                                          (16,681.0)       (13,769.9)
Finance receivables collected and sold                                                   16,819.8         13,541.3
Purchase of investments                                                                  (8,734.7)        (6,218.9)
Sales and maturities of investments                                                       7,595.2          4,431.7
Proceeds from sale of branch based consumer
  lending operation                                                                       3,860.0
Other                                                                                      (294.7)          (163.4)
                                                                                        ---------        ---------
   Net cash provided (used) by investing activities                                       2,564.6         (2,179.2)
FINANCING ACTIVITIES
Proceeds from debt financing                                                              3,310.7          4,588.7
Payment of notes and loans                                                               (7,169.3)        (4,397.2)
Receipts from interest-sensitive policies
   credited to policyholder account balances                                              5,842.5          5,183.6
Return of policyholder balances on
   interest-sensitive policies                                                           (5,097.3)        (4,049.9)
Treasury stock purchases                                                                   (424.0)          (290.9)
Redemption of preferred stock                                                              (318.9)
Other common stock transactions                                                              89.2             34.7
Dividends                                                                                   (98.9)          (112.0)
                                                                                         --------          -------
   Net cash provided (used) by financing activities                                      (3,866.0)           957.0
                                                                                         --------          -------
Increase (decrease) in cash and cash equivalents                                           (375.9)            29.5
 Cash and cash equivalents at beginning of year                                             471.8             67.6
                                                                                           ------             ----
Cash and cash equivalents at end of period                                                $  95.9          $  97.1
                                                                                          =======          =======

(Amounts in millions)


Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

Consolidated Results

         Transamerica's net income for the first nine months of 1997 increased $283.8 million (85%), compared to the first nine months of 1996. Net income for the first nine months of 1997 included net after tax gains from investment transactions aggregating $1.6 million compared to $18.2 million in the first nine months of 1996. In the first nine months of 1997 income before investment transactions increased $300.4 million (95%) over the first nine months of 1996. The 1997 period included a $275 million after tax gain from the sale of the branch based consumer lending business and a $44.1 million benefit from the resolution of prior years' tax matters. Income before investment transactions for the 1996 period included $63.8 million in benefits from the resolution of prior years' tax matters and a $9.1 million after tax benefit from the elimination of contingencies associated with the 1995 sale of assets by the commercial lending operation and contingencies associated with previously discontinued businesses. Offsetting the 1996 benefits was a $72 million after tax charge at the consumer lending operation primarily for increased loss reserves. Excluding these items, income before investment transactions for the first nine months of 1997 decreased $17.8 million (6%) due primarily to decreases in consumer lending, leasing and life insurance operating results and higher unallocated interest and other expenses. Partially offsetting these decreases were increased real estate and commercial lending operating results.

         Transamerica's net income for the third quarter of 1997 increased $36.1 million (32%), compared to the third quarter of 1996. Net income for the third quarter of 1997 included net after tax losses from investment transactions aggregating $7.7 million compared to a loss of $1 million in the third quarter of 1996. In the third quarter of 1997 income before investment transactions increased $42.8 million (37%) over the third quarter of 1996. Income before investment transactions in the third quarter of 1997 included the $44.1 million tax benefit discussed in the preceding paragraph. Income before investment transactions in the third quarter of 1996 included all the 1996 items discussed above. Excluding the third quarter 1997 and 1996 items discussed above, income before investment transactions decreased $400,000 (less than 1%) due primarily to decreases in consumer lending and leasing operating results partially offset by increases in commercial lending, real estate and life insurance operating results and lower unallocated interest and other expenses.

         The  pretax  gain  (loss)  on  investment  transactions,   included  in
consolidated revenues, comprises (amounts in millions):



                                                        Nine months ended                    Three months ended
                                                          September 30,                         September 30,
                                                      1997            1996                  1997             1996



   Net gain (loss) on sale
      of investments                                 $(9.6)          $34.0                 $(10.1)          $ 6.5
   Adjustment for impairment in value                 (2.0)           (5.5)                                  (4.4)
   Adjustment to amortization of
     deferred policy acquisition
     costs for realized gains/losses
     on investment  transactions                      14.6            (0.5)                  (1.4)           (3.7)
                                                     -----           -----                 ------           -----


                                                     $ 3.0           $28.0                 $(11.5)          $(1.6)
                                                     =====           =====                 ======           =====


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



                                                REVENUES AND INCOME BY LINE OF BUSINESS



                                                                                                     Three month ended
                                                      Nine months ended September 30                    September 30
                                                    Revenues                Income (loss)               Income (loss)
                                                1997          1996         1997        1996         1997        1996
                                                                        (Amounts in millions)



Life insurance                                $3,161.8     $2,901.8       $227.1     $236.4        $ 84.3     $ 84.1
Gain (loss) on investment
   transactions                                  (17.6)        21.7        (11.5)      14.1         (13.7)      (2.4)
                                              --------     --------       ------     ------        ------     ------
Total life insurance                           3,144.2      2,923.5        215.6      250.5          70.6       81.7

Commercial lending                               361.4        319.7         63.1       54.5          21.2       21.8
Consumer lending                                 749.8        579.2        276.5      (52.6)          1.5      (65.7)
Leasing                                          619.0        548.6         45.6       59.7          17.3       22.0
Amortization of goodwill                                                    (9.9)      (9.8)         (3.5)      (3.3)
                                              --------     --------       ------     ------        ------     ------
Total finance                                  1,730.2      1,447.5        375.3       51.8          36.5      (25.2)

Real estate services                             283.9        238.9         54.0       36.5          17.3       15.2
Gain on investment
   transactions                                   20.5         20.2         13.1       13.2           6.0        1.4
Amortization of goodwill                                                    (0.1)      (0.1)
                                              --------     --------       ------     ------        ------     ------
Total real estate services                       304.4        259.1         67.0       49.6          23.3       16.6

Unallocated interest and
  other expenses                                  25.4         19.3        (39.0)      (7.7)         19.6       40.8
Consolidation eliminations                       (50.7)       (48.4)                   (9.1)
                                              --------     --------       ------     ------        ------     ------

Total revenues and net income                 $5,153.5     $4,601.0       $618.9     $335.1        $150.0     $113.9
                                              ========     ========       ======     ======        ======     ======



Life Insurance
         Net income from our life insurance operations for the nine and three month periods ended September 30, 1997 decreased by $34.9 million (14%) and $11.1 million (14%) compared to the corresponding periods of 1996. Excluding investment transactions, income from insurance operations decreased $9.3 million (4%) during the nine month period of 1997 and increased $200,000 (less than 1%) in the third quarter as compared to the same periods of 1996. The results of the insurance operations for the first nine months of 1997 were affected by a $20.1 million after tax charge for a legal settlement recorded in the first quarter.

         The life insurance line experienced a decrease in income before investment transactions for both the nine and three month periods ended September 30, 1997 compared to the same periods of 1996. The decrease for the nine month period was primarily the result of the settlement provision described in the preceding paragraph in addition to unfavorable claims activity. The decrease in the third quarter resulted from a combination of increased operating expenses and unfavorable claims.

         The annuities line income before investment transactions increased for both the nine and three month periods ended September 30, 1997 compared to the same periods of 1996. These increases were primarily attributable to increases in fee income related to a higher variable annuity asset base combined with a reduction in operating costs in 1997. Operating expenses during 1996 were adversely affected by relocation costs associated with moving portions of the operations to Charlotte, North Carolina and Kansas City, Missouri.

         The asset management group experienced slight increases in income before investment transactions for both the nine and three month periods ended September 30, 1997 compared to the corresponding periods of 1996. The primary factors contributing to these increases were favorable interest rate spreads and increased fee income resulting from overall growth in the asset management line business. The asset management group's results were negatively impacted by an earlier decision to reduce the scale of the structured settlements business.

         The reinsurance line experienced a slight increase in income before investment transactions for the nine month period and a decrease for the three month period ended September 30, 1997 compared to the 1996 periods. The increase for the nine month period reflected growth in policy revenue partially offset by increased claim costs. The decline in third quarter results was primarily due to increased claim costs.

         The Canadian line's income before investment transactions increased in both the first nine months and third quarter of 1997 over the comparable periods of 1996. The factors contributing to this improvement were improved persistency, favorable claims experience and higher management fees from the positive growth in the segregated funds business.

         In the corporate line, income before investment transactions increased slightly during the first nine months and third quarter of 1997 compared to the same periods of 1996. These increases were attributable primarily to increases in after tax investment income.

         For the nine month period ended September 30, 1997 after tax net losses on investment transactions were $11.5 million compared to after tax net gains of $14.1 million for the first nine months of 1996. After tax net losses on investment transactions increased by $11.3 million for the three month period ended September 30, 1997, compared to the same three month period of 1996. Included in these amounts are after tax net losses of $19.6 million and $12.8 million in gains realized on sales of investments during the nine months and three months periods ended September 30, 1997, compared to after tax net gains of $18 million and $2.8 million realized during the comparable periods of 1996. The $18 million after tax gain in 1996 included an after tax gain of $9.1 million resulting from a transaction with a special purpose subsidiary of Transamerica Corporation in which certain below investment grade bonds were exchanged for collateralized bond obligations with higher ratings issued by the subsidiary. This transaction had no effect on Transamerica's consolidated financial statements. Investment transactions for the nine month period ended September 30, 1997 reflect downward adjustments of $1.3 million after tax, primarily for impairment in the value of the mortgage loan portfolio compared to downward adjustments recorded in the first nine months of 1996 of $3.6 million after tax for the impairment in the value of certain below investment grade fixed maturity investments.

         Total life companies net investment income increased $69.6 million (5%) and $24.8 million (5%) for the nine month and three month periods of 1997 compared to the same periods of 1996. These increases were primarily due to a growing invested asset base.

         Total life companies policy revenue increased $190.3 million (14%) and $65.4 million (13%) for the nine month and three month periods of 1997 compared to the same periods of 1996. These increases were due primarily to growth in the modified coinsurance business in the reinsurance line.

         Total life companies insurance benefit costs and expenses increased $287 million (11%) and $91.8 million (10%) for the nine month and three month periods ended September 30, 1997 compared to the same periods in 1996. The increases were primarily due to: 1) increase in interest credited on interest-sensitive policies, 2) unfavorable claims activity and, 3) the provision for the legal settlement discussed above.

         Cash provided by life companies operations for the nine and three month periods ended September 30, 1997 decreased $285.1 million (43%) and $106.5 million (53%) from the same periods of 1996. These decreases were primarily due to the timing of the settlement of certain receivables and payables, including reinsurance receivables and payables. The life companies continue to maintain a sufficiently liquid investment portfolio to cover operating requirements. The remainder of our funds are invested in long term securities.

Commercial Lending

         Commercial lending net income for the first nine months and third quarter of 1997 was $55.1 million and $18.5 million compared to $46.3 million and $19.1 million for the comparable periods of 1996. Commercial lending income, before the amortization of goodwill, for the first nine months and third quarter of 1997 increased $8.6 million (16%) and decreased $600,000 (3%) from 1996's first nine months and third quarter. The first nine months increase resulted primarily from (1) the inclusion in the first quarter 1997 of a $3.2 million tax benefit from the satisfactory resolution of prior years' tax matters, (2) the inclusion in the first quarter of 1996 of the effect of after tax loss provisions of $2.5 million on a contested account and for settlement of a legal matter and (3) higher average net receivables outstanding in 1997. These factors more than offset the inclusion in the third quarter of 1996 of a $4.5 million benefit from the resolution of previously disputed issues relating to the 1995 sale of certain operating assets. The decrease in the third quarter resulted primarily from the effect of the $4.5 million benefit described above which more than offset the positive impact in the third quarter of 1997 of higher average net receivables outstanding.

         Revenues in the first nine months and third quarter of 1997 increased $41.7 million (13%) and $14.4 million (13%) over the corresponding 1996 periods. Higher average net receivables outstanding more than offset a decline in yield due to increased competition.

         Interest expense increased $20.5 million (19%) and $7.9 million (22%) in the first nine months and third quarter of 1997 principally due to a higher average debt level needed to support receivables growth. Operating expenses for the first nine months and third quarter of 1997 increased $7.3 million (6%) and $3.7 million (9%) primarily as a result of higher levels of business volume and outstanding receivables. The provision for losses on receivables for the first nine months and third quarter of 1997 increased $2.1 million (25%) and $2.4 million (891%) from the corresponding 1996 periods. The 1996 first quarter included a $2.9 million ($1.7 million after tax) reserve established on a major impaired account in the insurance premium finance portfolio. The third quarter increase in the loss provision was primarily attributable to the third quarter 1996 reversal of reserves no longer required due to the collection of previously reserved receivables in the liquidating portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.14% for the first nine months and 0.12% for the third quarter of 1997 compared to 0.07% and 0.03% for the comparable periods in 1996.

         Net commercial finance receivables outstanding were $3.9 billion at September 30, 1997 an increase of $213.8 million (6%) from December 31,1996. In 1997, the distribution finance operation purchased for cash a portfolio of floor plan finance receivables with a total net outstanding balance of approximately $115 million and securitized and sold approximately $227 million of a pool of floor plan finance receivables. The insurance premium finance operation reduced the level of pooled securitized receivables by $75 million ($400 million at September 30). Management has established an allowance for losses equal to 2.23% of net commercial finance receivables outstanding as of September 30, 1997 compared to 2.22% at December 31, 1996.

         Delinquent receivables are defined as instalments for inventory finance and asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $19.4 million (0.48% of receivables outstanding) at September 30, 1997 compared to $17.3 million (0.46% of receivables outstanding) at December 31, 1996.

         Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $30.8 million (0.76% of receivables outstanding) at September 30, 1997 compared to $21.4 million (0.56% of receivables outstanding) at December 31, 1996.

Consumer Lending

         Consumer finance net income for the first nine months and third quarter of 1997 was $276.1 million and $1.1 million. Operating income (excluding goodwill amortization) for the same periods was $276.5 million and $1.5 million. Third quarter earnings comprise the results of the continuing businesses and the liquidating operations. The branch based consumer lending operation was sold in the second quarter of 1997. Prior to completing the sale of the branch based operation, the consumer finance operation reported breakeven results for the 1997 periods. The sale resulted in an after tax gain of $275 million after taking into account writedowns of intangibles and other items. In the first nine months and third quarter of 1996, the consumer lending operation had net losses of $52.6 million and $65.8 million.

         Revenues increased $170.6 million (29%) for the first nine months of 1997 over the comparable period of 1996. This increase was due primarily to a $469 million pre-tax gain on the sale of the branch-based lending business in the second quarter of 1997 offset in part by lower finance charges due to lower average receivables outstanding which resulted primarily from the sale of the branch based consumer lending operation and sale of various loan portfolios during the first six months of 1997. For the third quarter of 1997 revenues decreased $157.6 million (84%) from the third quarter of 1996. This decrease was due primarily to lower average receivables outstanding which resulted primarily from the sales of receivables during the first six months of 1997, offset partially by a $5 million pretax settlement of a claim on a prior year portfolio acquisition and by an $8.5 million pretax gain on the sale (with servicing rights retained) of certain continuing business loan portfolios in the third quarter of 1997.

         Interest expense for the first nine months and third quarter of 1997 decreased $116.9 million (52%) and $67.7 million (91%) from the comparable 1996 periods. Other operating expenses for the first nine months and third quarter of 1997 decreased $69.5 million (35%) and $55.7 million (75%) compared to the 1996 periods. The provision for losses on receivables for the first nine months and third quarter of 1997 decreased $203.7 million (84%) and $147.6 million (100%) compared to the same periods a year ago. All declines were due primarily to the sale on June 23, 1997 of the branch-based lending business.

         Transamerica has commenced building a new centralized real estate secured lending operation. As part of this plan, at September 30, 1997, there were $71 million of net consumer finance receivables relating to continuing operations. This was a reduction of $109.4 million from June 30, 1997 reflecting the sale with servicing rights retained of $169.5 million of receivables in the third quarter.

         Delinquent continuing operations finance receivables, which are defined as receivables contractually past due 60 days or more, were $6.7 million at September 30, 1997 (9.13% of finance receivables outstanding). This was an increase over the $2.9 million (1.57% of finance receivables outstanding) at June 30, 1997. The increase reflects a seasoning of a relatively new portfolio.

         For continuing business accounts, accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 90 days. At September 30, 1997 such nonearning receivables amounted to $4.7 million. Payments received on accounts while in non accrual status are applied to principal and interest income according to the terms of the loan.

         Management has established an allowance for losses of $5.7 million equal to 8.05% of net consumer finance receivables outstanding at September 30, 1997 on continuing businesses. At June 30, 1997 the allowance was $5.2 million or 2.90% of net consumer finance receivables. The increase in the percent of net consumer finance receivables is due primarily to lower outstandings as a result of the sale of a portion of the continuing business portfolio during the quarter.

         Assets held for sale at September 30, 1997, totaled $171.5 million reflecting the net carrying value of $208.3 million of contractual finance receivables of which $139.9 million is 60 days or more past due, $30.4 million of foreclosures in process and $15.9 million of repossessed assets. Assets held for sale at June 30, 1997 were $189.5 million. Early in the fourth quarter, finance receivables and foreclosures in process of $158.7 million were sold. Gross proceeds were $117.8 million subject to closing adjustments. Management intends to continue its efforts to dispose of this portfolio.

         Factors such as economic conditions, competition, and the state of the real estate market all affect trends in receivable levels, credit losses, delinquencies, accounts in foreclosure and repossessed assets.

Leasing

         Leasing net income for the first nine months and third quarter of 1997 was $44 million and $16.8 million compared to $58.1 million and $21.5 million for the first nine months and third quarter of 1996. Leasing income, before the amortization of goodwill, was $45.6 million and $17.3 million in the first nine months and third quarter of 1997 compared to $59.7 million and $22 million in the corresponding periods of 1996.

         Leasing income, before the amortization of goodwill, for the first nine months and third quarter of 1997 decreased $14.1 million (24%) and $4.7 million (21%) from the first nine months and third quarter of 1996. Lower earnings for both the first nine months and third quarter of 1997 resulted from lower per diem rates and lower standard container utilization caused by an industry over capacity of equipment, and from lower gains from sales of used standard containers. Partially offsetting these declines were improved earnings in the rail trailer, refrigerated, tank and domestic containers and European trailer lines, mainly associated with increased on-hire units.

         Revenue for the first nine months and third quarter of 1997 increased $70.4 million (13%) and $25.6 million (14%) versus the first nine months and third quarter of 1996. The revenue increases were due to a larger on-hire fleet of standard, refrigerated and tank containers and chassis primarily associated with the October 1996 acquisition of Trans Ocean Ltd. which increased the fleet size approximately 25%. Revenue also increased due to a larger portfolio of finance leases and more on-hire European trailers. Partially offsetting the increase were lower revenues from decreased rental rates and utilization for standard containers and refrigerated containers primarily due to an over capacity of equipment. The rail trailer operation also reported lower revenue due to a smaller fleet size.

         Expenses for the first nine months and third quarter of 1997 increased $85 million (18%) and $30.6 million (20%) over the corresponding 1996 periods, primarily due to higher ownership and operating costs associated with larger fleets of standard and refrigerated containers, chassis and European trailers.

         The combined utilization rate for standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 78% and 79% for the first nine months and third quarter of 1997 compared to 81% for both the first nine months and third quarter of 1996. Rail trailer utilization was 83% and 84% for the first nine months and third quarter of 1997 compared to 80% and 81% for the first nine months and third quarter of 1996. European trailer utilization was 91% and 90% for the first nine months and third quarter of 1997 compared to 92% for both the first nine months and third quarter of 1996.

Real Estate Services

         This segment includes Transamerica's real estate information businesses as well as certain real estate holdings and other investments.

         Net income for the first nine months of 1997 increased $17.4 million (35%) over the first nine months of 1996. Net income included net after tax gains from investment transactions of $13.1 million and $13.2 million in the first nine months of 1997 and 1996. Income before investment transactions in the first nine months of 1997 increased $17.5 million (48%) from the first nine months of 1996 primarily due to a $15.5 million after tax gain realized on the sale of a real estate property in the second quarter of 1997 and increased earnings at the real estate information companies. Income before investment transactions in the first nine months and third quarter of 1996 included gains totaling $5.3 million after tax from the sale of three real estate properties.

         Net income for the third quarter of 1997 increased $6.7 million (40%) over the third quarter of 1996. Net income included net after tax gains from investment transactions of $6 million and $1.4 million in the third quarters of 1997 and 1996. Income before investment transactions in the third quarter of 1997 increased $2.1 million (14%) from the third quarter of 1996, which included the $5.3 million of gains discussed above, primarily due to increased earnings at the real estate information companies.

         Revenues for the first nine months of 1997 increased $45.3 million (17%) over the first nine months of 1996 as a result of increased investment income and the gain noted above. Revenues for the third quarter of 1997 increased $12.3 million (13%) over the third quarter of 1996 primarily as a result of increased business at the real estate information companies.

Unallocated Interest and Expenses

         Unallocated interest and other expenses, after related income taxes, for the first nine months and third quarter of 1997 included a $44.1 million benefit from the satisfactory resolution of prior year tax issues. In the first nine months and third quarter of 1996 unallocated investment transactions, interest and expenses, after related income taxes, included a $63.8 million benefit from the satisfactory resolution of prior year tax issues and a $4.6 million benefit from the resolution of issues associated with previously discontinued operations. Excluding these items, unallocated interest and expenses increased $7 million. The increase was primarily due to costs associated with the Capital Trust Pass-Through Securities issued in November, 1996 and the vesting in the first quarter of 1997 of certain performance stock options issued under the 1995 Performance Stock Option Plan.

         Excluding the items discussed above, unallocated interest and other expenses, after related income taxes, for the third quarter of 1997 decreased $3.1 million over the same quarter of 1996. The decrease was primarily due to decreased interest expense associated with lower outstanding debt.

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

         On May 21, 1997, Transamerica announced that its board of directors had authorized additional purchases of up to 6 million shares of the its common stock. On June 27, 1997 Transamerica announced the purchase of 3 million shares of its common stock under this authorization. The shares were purchased from two investment banks for approximately $273 million at an average price of $91.11 per share, subject to market price adjustment provisions. To complete the transaction, the investment banks borrowed Transamerica common shares and will be purchasing replacement shares in the open market. During the first nine months of 1997 Transamerica purchased 4,082,500 shares for $378.3 million (including the 3 million share purchase noted above).

Investment Portfolio

         Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $31.4 billion at September 30, 1997, of which $28.3 billion was invested in fixed maturities. At September 30, 1997, 94.9% of the fixed maturities was rated as "investment grade" with an additional 3.3% in the BB category or its equivalent. The amortized cost of fixed maturities was $26.6 billion resulting in a net unrealized gain, before the effect of income taxes and adjustments to deferred acquisition costs and policy liabilities, of $1.7 billion at September 30, 1997. Fixed maturity investments are generally held for long-term investment and used primarily to support life insurance policy liabilities. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $56 million at September 30, 1997 and $62.9 million at December 31, 1996.

         In addition to the investments in fixed maturities, $757.5 million (2% of the investment portfolio), net of allowance for losses of $43.5 million, was invested in mortgage loans and real estate including $687.5 million in commercial mortgage loans, $76.9 million in real estate investments, $4.4 million in foreclosed real estate and $32.2 million in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $4.7 million at September 30, 1997 and $8.1 million at December 31, 1996. Allowances for possible losses of $43.5 million at September 30, 1997 and $42.8 million at December 31, 1996 have been established to cover possible losses from mortgage loans and real estate investments.

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

         Derivative financial instruments with a notional amount of $9.4 billion at September 30, 1997 and $9.9 billion at December 31, 1996 were outstanding and designated as hedges of Transamerica's investment portfolio. In addition, derivative financial instruments with a notional amount of $4.2 billion at September 30, 1997 and $3.5 billion at December 31, 1996 were outstanding and designated as hedges of Transamerica's liabilities.

         While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1997, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at September 30, 1997 and December 31, 1996 was a net benefit of $82.6 million and $73.7 million comprising agreements with aggregate gross benefits of $132.4 million and $91.2 million and agreements with aggregate gross obligations of $49.8 million and $17.5 million.

         When an asset or liability which is hedged by a derivative contract is sold or otherwise disposed of, the derivative contract is either reassigned to hedge another asset or liability or closed out, and any gain or loss recognized.

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



                                                                Nine months ended            Three months ended
                                                                  September 30,                 September 30,
                                                              1997             1996         1997           1996


         Earnings per share - basic:
         Income before gain on
           investment transactions                            $9.40           $4.55         $2.50         $1.68
         Gain (loss) on investment transactions                0.03            0.27         (0.12)        (0.01)
                                                              -----           -----         -----         -----

             Net income                                       $9.43           $4.82         $2.38         $1.67
                                                              =====           =====         =====         =====

         Earnings per share - diluted:
         Income before gain on
           investment transactions                            $9.12           $4.44         $2.42         $1.65
         Gain (loss) on investment transactions                0.02            0.27         (0.12)        (0.01)
                                                               ----           -----         -----         -----

             Net income                                       $9.14           $4.71         $2.30         $1.64
                                                              =====           =====         =====         =====




Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.
                10.1   Employment   Agreement   by  and   between   Transamerica
                       Corporation  and Frank C. Herringer  dated as of November
                       4, 1997.
                11     Statement Re: Computation of Per Share Earnings.
                12     Computation of Ratio of Earnings to Fixed Charges.
                27     Financial Data Schedule.
         (b)    Reports on Form 8-K.
                On  July   8th,   Transamerica   reported   that  it  had   sold
substantially all of its real estate secured lending operations to a subsidiary of Household International.




                                                              Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)




Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:    November 13, 1997