Form 10-K405
period 1997-12-31
TRANSAMERICA CORP
filed 1998-03-30
CIK 99189

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tosuch
filing requirements for the past 90 days.     Yes   X       No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

         Aggregate market value of Common Stock, $1 par value, held by nonaffiliates of the registrant as of the close of business on February 13, 1998: $6,851,611,704.

         Number of shares of Common Stock, $1 par value, outstanding as of the close of business on February 13, 1998: 63,098,593.

                      Documents incorporated by reference:
         Portions of the Transamerica Corporation 1997 Annual Report to Stockholders are incorporated by reference into Parts I and II. With the exception of those portions which are incorporated by reference, the Transamerica Corporation 1997 Annual Report is not deemed filed as part of this Report.

         Portions of the Proxy Statement of Transamerica Corporation dated March 6, 1998 are incorporated by reference into Part III. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year.)




                                                  TABLE OF CONTENTS



Part I:
  Item  1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

  Item  2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

  Item  3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

  Item  4.   Submission of Matters to a Vote of Securities Holders  . . . . . . . . . . . . . . . . . 17

  Item 4A.   Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Part II:
  Item  5.   Market for Registrant's Common Equity and Related Stock-
             holder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

  Item  6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

  Item  7.   Management's Discussion and Analysis of Financial Condi-
             tion and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

  Item  7a.  Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . 18

  Item  8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . 19

  Item  9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Part III:
  Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . 19

  Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

  Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . 22


Part IV:
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22



                                                        PART I
ITEM I.  BUSINESS

         Transamerica Corporation is a financial services organization which engages primarily through its subsidiaries in life insurance, commercial lending, leasing and real estate services. Transamerica was incorporated in Delaware in 1928.

         Effective January 1, 1998, principally through its indirect subsidiary Transamerica Distribution Finance Corporation, Transamerica completed the acquisition of substantially all of the inventory and retail finance business of Whirlpool Financial Corporation for a total purchase price of $1.3 billion in cash, subject to post-closing adjustments, which was determined through negotiations with Whirlpool. A definitive agreement for the acquisition was originally announced on September 18, 1997. The assets acquired consisted of approximately $1.1 billion of net receivables and other assets of Whirlpool's inventory financing, retail financing and international factoring businesses, as well as Whirlpool Financial National Bank, a credit card bank. The assets were acquired in a series of transactions. The acquisition of the inventory finance business in the United States, Canada and Mexico, as well as the international factoring business in Argentina, closed on October 16, 1997. The acquisition of the retail finance business closed on January 1, 1998. The acquisition of most of the remaining international assets also has now been completed. Funds for the purchase of the assets were provided by short term borrowings and cash from operations.

         On June 23, 1997, Transamerica sold its branch-based consumer lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. Net Proceeds were used to purchase Transamerica Corporation common stock, reduce debt and for other general corporate purposes. In the fourth quarter of 1997, the consumer lending business was reclassified as discontinued operations following management's assessment that the results of the new approach to consumer lending did not meet Transamerica's criteria for further investment. Results for the consumer segment for prior periods have been reclassified as results from discontinued operations.

         On October 14, 1996, Transamerica acquired all of the outstanding shares of Trans Ocean Ltd., a closely held container leasing company, in exchange for 1.6 million shares ($112.7 million) of Transamerica common stock.

         On May 2, 1995, Transamerica sold substantially all of the assets of Criterion Investment Management Company for gross proceeds of $60 million which were used to reduce debt. The transaction resulted in an after tax gain of $4.8 million.

         Information concerning Transamerica's investment portfolio is incorporated herein by reference to "Investment Portfolio" on pages 49 and 50, and "Note B. Financial Instruments" on pages 59 through 65 of the Transamerica Corporation 1997 Annual Report.

BUSINESS SEGMENT INFORMATION

         "Note D. Business Segment Information" on page 67 of the Transamerica Corporation 1997 Annual Report is incorporated herein by reference.

         The business activities of Transamerica's principal subsidiaries are more fully described below. Unless otherwise indicated, all dollar and other amounts represent information as of December 31, 1997.


LIFE INSURANCE

         Transamerica's life insurance business is generated through lines of business which include individual life insurance, asset management, structured settlements, annuities, reinsurance and Canada. These lines of business conduct their operations through one or more of the following entities: Transamerica Occidental Life Insurance Company, Transamerica Life Insurance and Annuity Company, Transamerica Life Insurance Company of New York, Transamerica Life Insurance Company of Canada and Transamerica Assurance Company (hereinafter collectively referred to as "Transamerica Life Companies"). The Transamerica Life Companies are engaged primarily in the business of designing, underwriting, distribution and reinsurance of investment based and traditional life insurance products in all states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, Canada, Taiwan and Hong Kong.

         The life insurance business is highly competitive. Competition arises from numerous stock and mutual life insurance companies primarily in the United States, many of which offer products similar to those offered by the Transamerica Life Companies. In the pension and annuity markets, competition also arises from banks, mutual funds and other investment managers. Both product and price competition are intense. The Company believes that Transamerica Life Companies' key competitive strengths are their financial position, broad product range, market position and diversified distribution system.


         The following table sets forth certain statistical information relating to the Transamerica Life Companies' operations.



                                                                      Years Ended December 31,
                                                     ---------------------------------------------------------
                                                          1997                  1996                    1995
Life Insurance in force: ($ in millions) (1)
     Individual - Universal                            $ 60,010.9            $ 59,446.5             $ 57,068.0
     Individual - Traditional (2)                       148,117.4             132,944.1              130,156.1
     Worksite marketing - Universal                       7,018.2               6,955.8                6,356.5
     Group Term Life/Other                               26,233.4              20,816.5               13,142.0
                                                       ----------            ----------             ----------
                                                        241,379.9             220,162.9              206,722.6
     Reinsurance assumed                                225,685.7             201,560.4              174,193.6
                                                       ----------            ----------             ----------
                                                       $467,065.6            $421,723.3             $380,916.2
                                                       ==========            ==========             ==========

New life insurance issued and paid:
     ($ in millions) (volume) (1)
     Individual - Universal                              $3,990.4              $4,928.2               $6,399.7
     Individual - Traditional (2)                        33,206.4              19,527.4               18,465.3
Worksite marketing - Universal                            1,560.1               1,657.2                1,353.9

Premiums and other considerations:
     ($ in millions) (3)
     Traditional Life Premiums: (2)
         First year premiums                             $   58.7              $   38.6               $   49.4
         Renewal premiums                                   319.5                 282.5                  319.7
         Other                                               92.6                  59.8                   35.1
                                                         --------              --------               --------
                                                            470.8                 380.9                  404.2
     Less: reinsurance premiums ceded                      (119.8)               (101.7)                 (96.5)
                                                         --------              --------               --------
         Total traditional life premiums                    351.0                 279.2                  307.7

     Single premium immediate annuities                      61.1                  66.9                   72.6
     Group annuities (4)                                     15.0                  47.6                  155.3
     Charges on interest-sensitive policies (5)             629.4                 555.2                  501.6
     Insurance ceded on interest-sensitive
         policies                                           (91.6)                (87.1)                 (98.7)
     Fee income                                              58.2                  45.8                   28.8
     Reinsurance (net of retroceded)                        619.5                 596.8                  542.5
     Canada                                                 116.8                 117.4                  119.9
     Other income                                            24.5                  18.6                   44.0
     Corporate and other                                     34.1                  51.6                   40.8
                                                        ---------              --------               --------
Total premiums and other considerations                 $ 1,818.0              $1,692.0               $1,714.5
                                                        =========              ========               ========





Average face amount per life insurance
     policy in force: (1)
         Individual - Universal                        $170,602               $165,656              $164,479
         Individual - Traditional                      $175,101               $169,382              $167,043
         Worksite Marketing-Universal                  $ 36,261               $ 37,550              $ 38,376

Number of life insurance policies in
     force: (1)
         Individual - Universal                         351,760                358,855               351,252
         Individual - Traditional (2)                   845,895                784,877               788,811
         Worksite Marketing-Universal                   193,547                185,239               167,685


Ratio of underwriting expenses to
     premiums and other considerations (6)                10.2%                   8.6%                  7.8%

Lapse ratio-adjusted for decreases and
     expiries of term insurance and
     reinsurance assumed: (7)
         Transamerica Life Companies                       7.9%                   8.7%                  7.8%
         All U.S. stock life insurance
           companies (8)                                    (9)                   8.3%                  8.6%

------

(1) Effective December 31, 1997, except as indicated otherwise, amounts reported exclude group term insurance and are based on issued and paid policies only. Prior periods have been restated.
(2) The 1997 increase was generated primarily by lower premiums on these policies consistent with industry trends.
(3)  Effective  January 1, 1997, the  results  of  Transamerica  Life  Insurance
     Company of New York and the Life Companies' Asian operations are being reported within the life insurance line. In prior years the results of these operations were reported within the corporate line. Prior periods have not been restated.
(4) The decreases in group annuity premiums resulted primarily from a decline in single premium pension contracts.
(5) Certain modified coinsurance premiums are shown on a net basis and prior periods have been restated.
(6) The ratio is the percentage of salaries and other operating expenses to premiums and other considerations. The 1997 increase was due to charges for a legal settlement and higher general operating expenses.
(7) The lapse ratio is calculated in accordance with the A.M. Best Company, Inc. formula. It is the ratio of amounts of universal and traditional life insurance terminated during the year to the aggregate of (1) universal and traditional life insurance in force at the beginning of the year plus
     (2) new business  issued during the prior year.
(8)  Industry median, as provided by A.M. Best Company, Inc.
(9)  Information not yet available for 1997.


                               ------------

         Transamerica Life Companies' individual life insurance business is generated through a system of 688 field sales offices primarily in the United States and Canada, 11 of which are branch offices operated by employees and the remainder are independent offices operated by independent general agents. These offices house a sales force consisting of 25 employees of the Transamerica Life Companies and approximately 200 independent agents operating under contract on an exclusive or near exclusive basis, which together generated approximately 15% of new premiums written in 1997. The remaining 85% of the Transamerica Life Companies' individual life insurance business was generated by more than 17,300 producing independent insurance brokers operating under nonexclusive contracts.

         In addition to its sales force, the Transamerica Life Companies have approximately 3,000 employees in Los Angeles, California, Kansas City, Missouri, Charlotte, North Carolina, Purchase, New York and Canada who service outstanding policies and new business submitted by agency offices, and approximately 200 field sales office employees serving its sales force.

         Of life insurance in force at December 31, 1997, 21.8% was on residents of California, followed by Texas (9.0%), Illinois (5.1%), Florida (3.8%) and Pennsylvania (3.1%). No other state accounted for more than 3% of life insurance in force. Canada accounted for 13.4% and all other foreign operations accounted for 2.2% of life insurance in force.

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

         For many years the Transamerica Life Companies have solicited life reinsurance from other companies. As of December 31, 1997, the Transamerica Life Companies were accepting business from 338 companies under automatic reinsurance agreements and from approximately 150 other companies on a case by case basis.

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

         For a fee, Transamerica's life insurance operation issues guaranteed investment contracts which guarantee the payment by pension plans of certain qualified benefits if the plans' other sources of liquidity are exhausted. Unlike traditional guaranteed investment contracts, these are synthetic contracts in which the plan sponsor retains the assets and credit risk while the life insurance operation assumes some limited degree of interest rate risk. To minimize the risk of loss, the life insurance operation underwrites these contracts based on the plan sponsor, at the beginning of the contract, agreeing to the investment guidelines to be followed. These guidelines include the overall portfolio credit and maturity requirements. The life insurance operation regularly monitors adherence to these requirements. At December 31, 1997 the life insurance operation had outstanding commitments to maintain liquidity for benefit payments on notional amounts of $3.3 billion compared to $1.9 billion at December 31, 1996. At December 31, 1997 and December 31, 1996 there were no advances outstanding to provide sponsor liquidity under these contracts.

         Investments. The Transamerica Life Companies' investments at December 31, 1997 totaled $31.7 billion which was invested as follows: 92% in fixed maturities; 2.4% in mortgage loans and real estate; 2.6% in common stocks; 1.4% in policy loans; 1% in short-term investments; 0.4% in redeemable preferred stocks; and 0.2% in other long-term investments. Fixed maturities are invested as follows: 68.7% in industrial and other non-government bonds; 14.9% in public utility bonds; 14.1% in mortgage backed securities (primarily government agencies); 1.2% in United States government bonds; 0.3% in foreign government bonds; and 0.8% in municipal bonds.


         The following table sets forth pretax mean investment yields, including interest earned and dividends received, before (gross) and after (net) deducting investment expenses for the Transamerica Life Companies' various investments.
The yields are computed based on the mean of beginning and end of year assets, producing results which vary somewhat from the daily average yield.


                                                                        Years Ended December 31,
                                                                       ------------------------------
                                                                         1997       1996        1995

Fixed maturities, at amortized cost--gross(1)                           7.92%       8.08%       8.30%
Equity securities, at market value--gross(2)                            1.07        1.59        1.66
Mortgages--gross(3) . . . . . . . . . . . . . .                         8.83        9.08        8.74
Total invested assets:
    Gross . . . . . . . . . . . . . . . . . . . .                       7.65        7.86        8.13
    Net . . . . . . . . . . . . . . . . . . . . .                       7.44%       7.64%       7.93%

-------
         (1) The decreases reflect the lower yields on new investments.

         (2) The decreases in the yield resulted primarily from an increase in the market value of the portfolio.

         (3) The decrease in the 1997 yield is primarily due to the funding of new loans at current market rates which were below the average of the existing loans.



         Commercial Lending

         Commercial lending services are provided by two core business units: distribution finance and business credit. The commercial lending business operates from 27 branch lending offices located in the United States (20), Canada (2) and Europe (5). The lending activities of these core businesses are discussed below.

         Distribution finance provides financial services to manufacturers, distributors, resellers, retailers, and commercial and consumer end users. It serves companies that sell consumer electronics and appliances, marine products such as boats and personal watercraft, information technology, lawn and garden products, recreational vehicles, furnaces and air conditioners, motorcycles and manufactured housing. The primary strategy in this business is to provide one source for the financing of goods as they move through the distribution channels from manufacturer to end user. Distribution finance provides its customers with a variety of financing programs designed to solve their distribution and capital management problems. Product offerings include inventory financing, trade receivable servicing and funding, accounts receivable financing, vendor leasing, retail consumer financing, and commercial debt recovery services. These products and services are currently provided in North America and parts of Latin America and Europe. After initial review of the borrower's credit worthiness, the ongoing management of credit risk include various monitoring techniques, such as periodic physical inventory checks, monitoring of the borrower's sales and quality of collateral, and reviewing customer compliance with financial covenants. In inventory financing, repurchase agreements are maintained with manufacturers which provide a degree of security in the event of a repossession.

         Business credit provides asset-based loans and equipment financing to middle-market customers, as well as revolving and term loans to early stage technology companies. The asset-based lending activities consist of secured, primarily revolving, loans to manufacturers, retailers, and selected service businesses, as well as to small finance companies. These loans are collateralized and consist of retained credit lines typically from $5 million to $40 million with terms ranging from three to five years. Advances under asset-based loans are limited to specific percentages of the borrowers' eligible collateral. Credit risk is managed by monitoring the quality of the collateral, the borrowers' financial performance, and compliance with financial covenants. The equipment financing activities of business credit include collateralized loans and leases, primarily to middle-market manufacturing, transportation and other service companies, secured by equipment essential to the borrowers' business. Credit risk in the equipment finance business is managed through rigorous underwriting and transaction structuring. Loans are structured to amortize at a rate that is faster than the underlying equipment is expected to depreciate. Also, leases are structured with guaranteed residuals or are recorded using conservative estimates of the projected fair market value of the collateral at lease expiration. Technology financing consists of term and revolving loans to growing companies in the life sciences and specialized electronics industries to finance research and development, manufacturing, and other business activities. All loans are secured and are underwritten based on the strength and viability of the customers' technology, which is evaluated with the help of scientists and other advisors retained by business credit.

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

         In January 1998, the distribution finance operation completed the acquisition of approximately $1.1 billion of net receivables and other assets of the inventory financing, retail financing and international factoring business of Whirlpool Financial Corporation for a total purchase price of $1.3 billion in cash, subject to post closing adjustments. The acquisition of the inventory financing business and most of the international assets closed in 1997. The distribution finance operation also entered into a long-term strategic alliance with Whirlpool under which it will provide financing service to Whirlpool's dealers and retail customers (through its credit card bank) and factoring services to Whirlpool's international operations. In 1997, the commercial lending operation announced that it intended to sell its insurance premium finance operation and reclassified the insurance premium finance receivables to assets held for sale. In early 1998 management decided not to proceed with such sale. In addition, in 1997 the distribution finance operation securitized $1.5 billion of floor plan finance receivables.

         On December 31, 1997, the ongoing mortgage lending division that remained from the former consumer lending segment, which was sold on June 23, 1997, was contributed to commercial lending. Receivables at December 31, 1997, net of unearned finance charges and allowance for loss, totaled $101.2 million and operating results were breakeven for 1997.

         In 1995, the commercial lending operation sold for cash a portfolio of consumer rediscount loans totaling $118 million of net outstanding receivables which resulted in an after tax gain of $4.8 million. During 1995, it also entered into a three-year arrangement in which it securitized a $475 million participation interest in a pool of its insurance premium finance receivables. This amount was reduced by $100 million to $375 million during 1997.

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

         The following table sets forth certain statistical information relating to the commercial lending operation's finance receivables for the years indicated. The table reflects the decision in 1997 to sell the insurance premium finance operation and the reclassification of its receivables to assets held for sale. The table excludes the December 31, 1997 transfer of the residual ongoing assets from the discontinued consumer lending segment.


                                                                          Years Ended December 31,
                                                            -------------------------------------------------
                                                               1997                1996               1995
                                                                        (Dollar amounts in millions)


Volume  of finance receivables acquired:
    Distribution finance(1) . . . . . .                       $12,415.8          $ 8,315.6          $ 7,479.4
    Business credit(2)  . . . . . . . .                        10,157.7            8,528.8            8,929.8
                                                              ---------          ---------          ---------
        Core businesses . . . . . . . . .                      22,573.5           16,844.4           16,409.2
    Insurance premium finance(3)  . . .                         1,823.4            2,014.9            1,804.5
    Other . . . . . . . . . . . . . . .                                                0.1               18.8
                                                              ---------          ---------          ---------
        Total . . . . . . . . . . . . . .                     $24,396.9          $18,859.4          $18,232.5
                                                              =========          =========          =========

Finance receivables outstanding at end of year:
    Distribution finance(4) . . . . . .                       $ 2,081.1          $ 2,530.9          $ 2,242.2
    Business credit(5)  . . . . . . . .                         1,541.4              953.4              680.8
                                                              ---------          ---------          ---------
        Core businesses . . . . . . . . .                       3,622.5            3,484.3            2,923.0
    Insurance premium finance(3)  . . .                                              309.6              207.1
    Other   . . . . . . . . . . . . . .                                                3.2                6.9
                                                              ---------          ---------          ---------
                                                                3,622.5            3,797.1            3,137.0

    Less unearned finance charges(5) . . .                        197.7              142.0               74.3
                                                              ---------          ---------          ---------

    Net finance receivables - owned . .                         3,424.8            3,655.1            3,062.7
    Net finance receivables securi-
        tized, sold and serviced(6) . . .                       1,539.6              474.3              474.2
                                                              ---------          ---------          ---------

    Net finance receivables owned
        and serviced  . . . . . . . . . .                    $  4,964.4          $ 4,129.4          $ 3,536.9
                                                             ==========          =========          =========

Allowance for losses at end of
    year(7)(8)  . . . . . . . . . . . .                      $     92.2          $    82.5          $    77.9
Ratio to outstandings less
        unearned finance charges:(9)
    Owned   . . . . . . . . . . . . . .                           2.24%              2.22%              2.51%
    Owned and serviced  . . . . . . . .                           1.86%              2.00%              2.20%
Provision for credit losses
    charged to income . . . . . . . . .                      $     16.2          $    10.2          $    16.1

Credit losses (net of
    recoveries) . . . . . . . . . . . .                      $     10.1          $     5.2          $    10.0
    Ratio to average net finance
      receivables outstanding:
        Owned . . . . . . . . . . . . . .                         0.25%              0.16%              0.34%
        Owned and serviced  . . . . . . .                         0.22%              0.14%              0.29%




-------

         (1) The 1997 increase was primarily due to aggressive sales and marketing in most of the product lines and the addition of $888 million in gross receivables from the acquisition of the inventory finance and international factoring businesses from Whirlpool Finance Corporation.

         (2)  The  increase  in  1997  was   primarily   due  to  higher  direct
originations.   The  decrease  in  1996  was   primarily  due  to  lower  direct
originations offset in part by an increase in purchased  participations relative to 1995.

         (3) In 1997, insurance premium finance receivables were transferred to assets held for sale in line with a plan to sell the operation in 1998. In early
1998 management decided not to proceed with such sale.

         (4) The 1997 decrease was primarily due to the securitization of $1.5 billion of inventory floor plan finance receivables, which more than offset the $888 million increase due to the acquisition of gross finance receivables from Whirlpool Finance Corporation. The 1996 increase was due mainly to aggressive sales and marketing in most of the product lines financed.

         (5) The increases were primarily due to growth of net receivables in the equipment finance and lease and technology finance divisions.

         (6) The amounts are the balances of securitized receivables outstanding at year end. Amounts serviced by the insurance premium finance business are excluded for 1997 following the decision to reclassify the insurance premium finance receivables to assets held for sale. In 1997, distribution finance floorplan receivables were securitized. In 1995 and 1996, insurance premium finance receivables were securitized.

         (7) Includes allowance for losses on the securitized, sold and serviced portfolio of $15.5 million in 1997 and $1.2 million in 1996 and 1995 which is reported in other liabilities in the consolidated balance sheet.

         (8) The increases were attributable to receivables growth in the core businesses.

         (9) The 1996 decline was due to the decreased allowance related to portfolios sold and liquidated which had a larger percentage reserve requirement and continued improvement in the credit quality of accounts in the core businesses.


                             ---------------------


         Delinquent Receivables. Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables over 60 days past due.


         The following table shows the ratio of delinquent commercial finance receivables to finance receivables outstanding for each category and in total as of the dates indicated.

                                                                           As of December 31,
                                                                -----------------------------------
                                                                 1997         1996           1995


         Distribution finance . . . . . . .                       0.49%         0.30%         0.20%
         Business credit                                          0.16
                                                                  -----        ------         -----

           Core businesses  . . . . . . . .                       0.35          0.22          0.15

         Insurance premium finance(1) . . .                                     2.34          1.40
         Other(2) . . . . . . . . . . . . .                                    79.23         53.47
                                                                  -----        ------        ------

           Total owned  . . . . . . . . .                         0.35%         0.46%         0.35%
                                                                  =====         =====         =====

           Total owned and serviced . . . .                       0.25%         0.41%         0.31%
                                                                  =====         =====         =====

-------

         (1) In 1997 the insurance premium finance receivables were reclassified to assets held for sale. The increase in the 1996 ratio was primarily concentrated in the European receivables portfolio.

         (2) Represents  finance  receivables  retained from  businesses sold or exited which are being liquidated. The increase in the 1996 ratio  resulted from the reduction in receivables outstanding primarily due to the sale of the Puerto
Rico  portfolio  in 1995  which  had a lower  delinquency  ratio in relation  to
the  other  receivables  included  in   this  caption.   The  remaining  finance
receivables were liquidated in 1997.



                           ---------------------

         Nonearning Receivables. Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until past due amounts are collected. Nonearning receivables were $21.8 million (0.60% of receivables outstanding), $21.4 million (0.56% of receivables outstanding) and $18 million (0.57% of receivables outstanding) at December 31, 1997, 1996 and 1995.

         Assets Held for Sale. Assets held for sale at December 31, 1997 totaled $281 million and consisted of insurance premium finance receivables. Of the finance receivables held for sale at December 31, 1997, $14.2 million were more than 60 days past due and $7.5 million were classified as nonearning. At December 31, 1996, assets held for sale totaled $3.4 million, net of a $1.8 million valuation allowance. At December 31, 1995, assets held for sale totaled $4.4 million, net of a $6.1 million valuation allowance.

         Leasing

         Transamerica Leasing leases, services and manages containers, chassis and trailers throughout the world. The leasing operation is based in Purchase, New York and maintains approximately 450 offices, depots and other facilities in 50 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines, distribution companies and motor carriers.

         In October 1996, the leasing operation acquired all of the outstanding shares of Trans Ocean Ltd., a container leasing company, in exchange for 1.6 million shares ($112.7 million) of Transamerica common stock. The Trans Ocean fleet comprised approximately 185,600 owned, leased and managed units consisting of a variety of intermodal equipment types.

         The leasing operation is the largest lessor of intermodal transportation equipment in the industry based on units of equipment available for hire. The leasing operation competes by providing a high level of service through an extensive worldwide network of offices and third party depots and by offering a wide variety of equipment and lease types. The leasing operation's management information system provides employees and other users, including customers around the world, with on-line access to key billing and operational information. In addition, our leasing operation provides structured financing that enables customers to purchase equipment over time, and an equipment matching service in which we manage containers for customers and broker equipment interchanges among them. The leasing operation's main competitors are other transportation equipment leasing companies. Due to a world-wide oversupply of containers the demand for equipment declined in 1997. As a result, a program of accelerated equipment disposal was initiated at the end of 1997 and will be implemented in 1998 and subsequent years. Accordingly, at December 31, 1997, the leasing operation reclassified $96.1 million of revenue earning equipment to assets held for sale. The oversupply of containers also resulted in a decrease in rental rates in 1997 as compared to 1996.

         At December 31, 1997, the leasing operation's fleet consisted of standard twenty and forty foot dry containers and specialized containers such as refrigerated containers, tank containers, high cube, open top and flatrack equipment types, chassis and U.S. domestic containers totaling 882,100 units which are leased to customers from approximately 380 depots worldwide; 29,900 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers; and 15,100 over-the-road trailers in Europe.



         The following table sets forth the leasing operation's fleet size, in units, including owned, managed, leased from others and units held for sale:



                                                                     As of December 31,
                                                       ---------------------------------------
                                                          1997            1996           1995

         Containers and chassis(1) .                     882,100         896,300       708,400
         Rail trailers(2)  . . . . .                      29,900          34,500        36,900
         European trailers(3)  . . .                      15,100          10,300         7,700
-------

         (1) The 1997 decrease was primarily due to lower equipment acquisitions relative to disposals, which reflect the world-wide oversupply of units. The increase in 1996 was primarily due to the acquisition of Trans Ocean.

         (2) The decreases resulted from the sale of older units.

         (3) The increases reflect expansion in the European trailer market.



                                 -------------------


         The percent of the leasing operation's fleet on term lease or service contract minimum lease was 55% in 1997, 53% in 1996 and 51% in 1995. The increases reflect the continuing trend toward increasing term and service contract minimum leases which was partially reduced by a lower percentage of term and service contract minimum leases from the acquired Trans Ocean fleet. At December 31, 1997, lease terms were one to 15 years.



         The  following   table  sets  forth  the  leasing   operation's   fleet
utilization for the years indicated:

                                                                 Years Ended December 31,
                                                                ------------------------
                                                                  1997       1996       1995


         Containers and chassis(1) . . . .                        79%        81%          85%
         Rail trailers(2)  . . . . . . . .                        85%        82%          77%
         European trailers(3)  . . . . . .                        92%        92%          95%

-------

         (1) The declines were due primarily to a world-wide oversupply of equipment.

         (2) The increases resulted from a continuing strong U.S. economy and a decline in the supply of equipment.

         (3) The 1996 level of utilization declined due to a greater number of rental units in the fleet and flat demand in most of continental Europe.



                            ---------------------

         Real Estate Services

         Real estate services comprise Transamerica's real estate information businesses as well as certain real estate and other investments.

         The Transamerica Real Estate Information Companies, the principal operating business of this segment, prepares tax payments and reports and conducts tax searches with respect to real property taxes and assessments and issues flood hazard determinations in all 50 states, and provides real property information services in several states. It also provides customers with information through an on-line computer system. As of December 31, 1997, tax reports were generated for more than 3,000 institutional mortgage servicers and their borrowers.

         The Transamerica Real Estate Information Companies include the leading tax service operation in the U.S. based on the number of customers and loans serviced. Competition is increasing in the tax service market, driving down fees at the same time that customers are demanding more services. In response, the Transamerica Real Estate Information Companies have initiated a number of strategies to maintain their industry leadership including development of new technology and centralization of operations.


         The following table sets forth the number of tax service contracts under management at the end of the years indicated and new tax service contracts written during those years:


                                                                   As of December 31
                                                           1997         1996         1995
                                                                (Amounts in thousands)

         Tax service contracts
           under management . . . . . .                   17,735        17,529        17,664
         New tax service contracts  . .                    3,871         4,168         3,911




         The real estate services segment includes investments in fixed income and equity securities, and collateralized bond obligations. Certain of these investments collateralize obligations of Transamerica Corporation. At December
31, 1997 and 1996 these investments comprised:


                                                                            As of  December 31
                                                              1997                   1996              1995


         Equity securities at fair value                    $  780.0               $  541.3         $   361.2
         Fixed maturities at fair value                        502.7                  471.3             136.1
         Other                                                   5.8                   23.6              14.9
                                                            --------               --------         ---------
                                                            $1,288.5               $1,036.2         $   512.2
                                                            ========               ========         =========


REGULATION

         Finance Activities

         Transamerica's commercial lending operation is subject to various state and federal laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.

         Insurance Activities

         The Corporation's life insurance business, in common with those of other companies in this industry, is subject to regulation and supervision in the states, territories and countries in which they operate. Although the extent of such regulation varies, in general state laws establish supervisory agencies with broad powers relating to licensing of insurance companies and their agents to transact business therein, supervising premium rates and forms of policies used, and regulating the form and content of required financial statements and the types of investments that may be made. Insurance companies are also required to file annual reports with the supervisory agencies in states in which they do business and are subject to periodic examination by such agencies.


EMPLOYEES

         The Corporation and its subsidiaries employed approximately 8,700 persons at December 31, 1997.

CONSOLIDATED RATIOS OF EARNINGS TO FIXED CHARGES


         The following table sets forth the consolidated ratios of earnings from continuing operations to fixed charges of Transamerica Corporation and its subsidiaries for each of the five years ended December 31, 1997.



                                          Years Ended December 31,
                            ------------------------------------------------
                            1997       1996       1995       1994       1993




                            2.32       2.52       2.36       2.55       2.47


         The ratios of earnings from continuing operations to fixed charges were computed by dividing earnings from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, minority interest charges related to certain securities of affiliates and one-third of rent expense, which approximates the interest factor.

ITEM 2.  PROPERTIES

         The executive offices of Transamerica Corporation are located in the Transamerica Pyramid in San Francisco, California, a 48-story office building. Approximately 15% of the 460,000 square feet of rentable space is occupied by Transamerica and some of its subsidiaries.

         The Transamerica Center in Los Angeles, California, consists of a 32-story building, an 11-story building and a 10-story building. Transamerica Center is the home office of certain divisions of Transamerica Life Companies and certain other subsidiaries of Transamerica. Approximately 58% of the 1,210,000 square feet of rentable space is occupied by Transamerica subsidiaries.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         See Item 10 in Part III of this Report.

                                                        PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following information in the Transamerica Corporation 1997 Annual Report is incorporated herein by reference:

                  Markets   on  which   the   Corporation's   common   stock  is
         traded--"Common Stock Listed and Traded," page 84.

                  High and low sale prices for the  Corporation's  common  stock
         for  each   quarter  in  1997  and  1996   --"Supplementary   Financial
         Information," page 75.

                  Frequency and amount of cash dividends declared during 1997 and 1996 --"Selected Eleven-Year Financial Data--Note C," page 77.

                  Number  of  common  stockholders  of record as of the close of
         business    on    February    13,    1998--"Supplementary     Financial
         Information--Note A," page 75.

ITEM 6.  SELECTED FINANCIAL DATA

         The following items for each of the years in the five year period ended December 31, 1997, included in "Selected Eleven-Year Financial Data" on pages 76 and 77 of the Transamerica Corporation 1997 Annual Report, are incorporated herein by reference:

         Revenues
         Income from continuing operations
         Basic earnings per share -- Income from
           continuing operations
         Diluted Earnings per share - Income from continuing operations Total assets
         Notes and loans payable: Long-term debt
         Dividends declared per share of common stock


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information (other than graphic images and related commentary) set forth under the caption "Financial Review" on pages 32 through 51 of the Transamerica Corporation 1997 Annual Report is incorporated herein by reference.1

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information set forth under the caption "Market Risk" on pages 50 and 51 of the Transamerica Corporation 1997 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements and supplementary financial information of the Corporation and its subsidiaries in the Transamerica Corporation 1997 Annual Report are incorporated herein by reference:

                  Consolidated Balance Sheet--December 31, 1997 and 1996--pages 52 and 53.

                  Consolidated Statement of Income--Years ended December 31, 1997, 1996 and 1995--page 54.

                  Consolidated Statement of Cash Flows--Years ended December 31, 1997, 1996 and 1995 --page 55.

                  Consolidated Statement of Stockholders' Equity--Years ended December 31, 1997, 1996 and 1995 --page 56.

                  Notes to Financial Statements--December 31, 1997 --pages 57 through 72.

                  Supplementary Financial Information--Years ended December 31, 1997 and 1996 -- page 75.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "(1) Election of Directors" in the Proxy Statement of Transamerica Corporation dated March 6, 1998 is incorporated herein by reference.

         The officers of the Corporation are listed below. Executive officers are designated by an asterisk.


Name ............................   Position ...............   Age       Name                          Position               Age
----------------------------------------------------------------------   ------------------------   --   -----   --------   ----
           ....................
Frank C. Herringer* ................Chairman of the Board,     55        Maureen Breakiron-Evans ......Vice President--Control    43
                                     President and Chief                                                and Services
                                     Executive Officer                   Burton E. Broome* ............Vice President and         62
Thomas J. Cusack* ..................Executive Vice President   42                                       Controller
Richard H. Finn* ...................Executive Vice President   63        James B. Dox .................Vice President--Taxes      58
Edgar H. Grubb* ....................Executive Vice President   58        James B. Lockhart ............Vice President--           61
                                     and Chief Financial                                                Public Affairs
                                     Officer                             James F. McArdle .............Vice President--           34
Robert A. Watson* ..................Executive Vice President   52                                       Investor Relations
Shirley H. Buccieri* ...............Senior Vice President,     46        William H. McClave ...........Vice President--           54
                                     General Counsel and                                                Corporate Communications
                                     Secretary                           John Morrissey ...............Vice President and         40
Richard N. Latzer* .................Senior Vice President      61                                       General Auditor
                                     and Chief Investment                Rona Pehrson .................Vice President--           50
                                     Officer                                                            Human Resources
Richard H. Fearon* .................Senior Vice President--    42        George B. Sundby .............Vice President--           46
                                     Corporate Development                                              Financial Planning
Nancy C. Bonner ....................Vice President--           45                                       and Analysis and
                                     Executive Development                                              Assistant Controller
                                                                         Judith M. Tornese ............Vice President--Risk       55
                                                                                                        Management









         Mr. Herringer was elected Chairman of the Board of the Corporation effective January 1, 1996.He has been Chief Executive Officer of the Corporation since 1991 and President since 1986.

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

       Ms. Bonner was elected Vice President -- Executive Development of the Corporation in 1996. She was Vice President of Executive Development of Banc One from 1991 to 1996.

       Ms. Breakiron-Evans was elected Vice President--Control and Services in 1997. From 1994 to 1997 she served as Vice President and General Auditor of the Corporation. She was with Arthur Andersen LLP from 1980 to 1994.

       Mr. Broome was elected Vice President and Controller of the Corporation in 1979.

       Mr. Dox was elected Vice President--Taxes of the Corporation in 1993. He was a Tax Partner with Ernst & Young LLP from 1977 to 1993.

       Mr. Lockhart  was   elected  Vice  President -- Public  Affairs  of   the
Corporation in 1979.

       Mr. McArdle was elected Vice President--Investor Relations of the Corporation in 1997. He held a number of positions within the commercial lending operation between 1991 and 1997, most recently serving as group vice president of the distribution finance unit.

       Mr. McClave was elected Vice President--Corporate Communications of the Corporation in 1981.

       Mr. Morrissey was elected Vice President and General Auditor of the Corporation in 1997. He was with Coopers & Lybrand LLP from 1979 to 1997.

       Ms. Pehrson  was  elected  Vice  President --  Human   Resources of   the
Corporation in 1989.

       Mr. Sundby was elected Vice President--Financial Planning and Analysis in 1995. He was Assistant Controller and Director of Accounting of the Corporation from 1989 to 1995. He continues to serve as Assistant Controller.

       Ms. Tornese  was   elected  Vice  President --  Risk  Management  of  the
Corporation in 1987.

       There is no family relationship among any of the foregoing officers or between any of the foregoing officers and any director of the Corporation.

       The  information  set forth under the caption  "Section 16(a)  Beneficial
Ownership   Reporting   Compliance"  in  the  Proxy  Statement  of  Transamerica
Corporation dated March 6, 1998 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information set forth under the captions "Director Compensation and Benefits" and "Executive Compensation and Other Information" in the Proxy Statement of Transamerica Corporation dated March 6, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information set forth under the captions "Principal Stockholders" and "Stockholdings of Directors and Executive Officers" in the Proxy Statement of Transamerica Corporation dated March 6, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information set forth under the captions "Director Compensation and Benefits," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement of Transamerica Corporation dated March 6, 1998 is incorporated herein by reference.

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

                   3.(ii)     Transamerica   Corporation   By-Laws,  as  amended
                              (incorporated by reference to Exhibit 3.(ii) of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1995).

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


                   ---------

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


                   10.4       1996  Bonus Plan  (incorporated  by  reference  to
                              Exhibit 10.7 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1995).

                   10.5       1997  Bonus Plan  (incorporated  by  reference  to
                              Exhibit 10.5 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1996).

                   10.6       1985   Stock  Option  and  Award Plan, as  amended
                              (including Amendments No. 1 through 8).

                   10.7 Form of Non-Qualified Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan.

                   10.8 Form of Incentive Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990).

                   10.9 Form of Restricted Stock Award Agreement under the Registrant's 1985 Stock Option and Award Plan.

                   10.10 Form of Non-Qualified Stock Option Agreement for Nonemployee Directors under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit EX-10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994).

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

                   10.18      1971   Non-Qualified   Stock   Option   Plan  of
                              Transamerica Corporation, as amended including Amendment Nos. 1 and 2) (incorporated by reference to Exhibit EX-10.20 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

                   10.19 1979 Stock Option Plan of Transamerica Corpora-tion, as amended (including Amendment Nos. 1, 2 and 3).

                   10.20 Form of Termination Agreement between Transamerica Corporation and certain of its officers and of its subsidiaries, as amended.

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

                   10.23 Transamerica Corporation 1995 Performance Stock Option Plan, as amended (including Amendment No.
                              1) (incorporated by reference to Exhibit B of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998.)

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

                   10.27      Form of Tandem  Limited  Stock  Appreciation Right
                              under the  Registrant's   1995  Performance  Stock
                              Option Plan.

                   10.29 Transamerica Corporation 1998 Cash Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998).

                   10.30 Employment Agreement between Transamerica Corporation and Frank C. Herringer (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q (File No. 1-2964) for the quarter ended September 30, 1997).

                   10.31 Transamerica Corporation 1996 Stock Option and Award Plan, as amended ( incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 (File No. 333-23945) as filed with the Commission on March 25, 1997.)

                   10.32 Form of Nonqualified Stock Option Agreement (100% of Fair Market Value) under the Registrant's 1996 Stock Option and Award Plan (incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (File No. 333- 23945 as filed with the Commission on March 25, 1997).

                   10.33     Transamerica Corporation 1998 Corporate Bonus Plan.

                   10.34 Employment Agreement by and between Transamerica Corporation and Frank C. Herringer dated as of November 4, 1997 (incorporated by reference to
                              Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended September 30, 1997).

                   10.35 Amendment No. 2 to the Transamerica Corporation 1996 Stock Option and Award Plan.

                   12         Ratio of Earnings to Fixed Charges Calculation.

                   13 Portions of the Transamerica Corporation 1997 Annual Report (to the extent such portions are expressly incorporated herein).

                   21         List of Subsidiaries of Transamerica Corporation.

                   23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated January 23, 1998 in the Registrant's Registration Statements on Form S-8 (File Nos. 2-80934, 2-83724, 33-3722,
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

                   27.1       Financial   data   schedule  for  the  year  ended
                              December 31, 1997.

                   27.2 Financial data schedule for the nine months ended September 30, 1997.

                   27.3 Financial data schedule for the six months ended June 30, 1997.

                   27.4 Financial data schedule for the three months ended March 31, 1997.

                   27.5       Financial  data   schedule  for  the   year  ended
                              December 31, 1996.

                   27.6 Financial data schedule for the nine months ended September 30, 1996.

                   27.7 Financial data schedule for the six months ended June 30, 1996.

                   27.8 Financial data schedule for the three months ended March 31, 1996.

                   27.9       Financial  data   schedule  for  the   year  ended
                              December 31, 1995.

                              Exhibits will be furnished to  stockholders of the
                   Corporation  upon written  request and, with the exception of
                   Exhibit 13, upon payment of a fee of 30 cents per page, which fee covers the Corporation's reasonable expenses in furnishing such exhibits.

       (b)    Reports on Form 8-K filed in the fourth quarter of 1997:  None

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

TRANSAMERICA CORPORATION
Registrant



Burton E. Broome
Vice President and Controller

Date:  March 30, 1998


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

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

Principal Financial Officer:

Edgar H. Grubb                              Executive Vice  President and  Chief
                                              Financial Officer


Principal Accounting Officer:

Burton E. Broome                            Vice President and Controller


Directors:

SAMUEL L. GINN*                             Director
FRANK C. HERRINGER*                         Chairman of the Board and Director
ROBERT W. MATSCHULLAT*                      Director
GORDON E. MOORE*                            Director
TONI REMBE*                                 Director
CONDOLEEZZA RICE                            Director
CHARLES R. SCHWAB*                          Director
FORREST N. SHUMWAY*                         Director
PETER V. UEBERROTH*                         Director



*Burton E. Broome
 Attorney-in-Fact

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


                                         Year Ended December 31, 1997









                                   TRANSAMERICA CORPORATION AND SUBSIDIARIES

                                           SAN FRANCISCO, CALIFORNIA

FORM 10-K--ITEM 14(a)(1) AND (2)

TRANSAMERICA CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

       The  following   consolidated   financial   statements  of   Transamerica
Corporation and subsidiaries, included in the Transamerica Corporation 1997 Annual Report, are incorporated by reference in Item 8:

              Consolidated Balance Sheet -- December 31, 1997 and 1996

              Consolidated Statement of Income --Years ended December 31, 1997, 1996 and 1995

              Consolidated Statement of Cash Flows --Years ended December 31, 1997, 1996 and 1995

              Consolidated Statement of Stockholders' Equity -- Years ended December 31, 1997, 1996 and 1995

              Notes to Financial Statements -- December 31, 1997

Financial Statement Schedules:

       The following consolidated financial statement schedules of Transamerica Corporation and subsidiaries are included in Item 14(d).

                I -- Summary of Investments Other Than Investments in Related
                     Parties -- December 31, 1997

               II    --  Condensed   Financial   Information  of  Registrant  --
                     December 31, 1997 and 1996, and years ended December 31, 1997, 1996 and 1995

              III -- Supplementary Insurance Information -- Years ended December 31, 1997, 1996 and 1995

               IV - Reinsurance -- Years ended December 31, 1997, 1996 and 1995

                V    --  Valuation  and  Qualifying   Accounts  --  Years  ended
                     December 31, 1997, 1996 and 1995



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

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Transamerica Corporation


       We have audited the consolidated financial statements of Transamerica Corporation and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of Transamerica Corporation for the year ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14(a)(1) and (2). These financial statements and schedules are the responsibility of Transamerica Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


                                                          Ernst & Young LLP

San Francisco, California
January 23, 1998


                                                                                            SCHEDULE I

                                      TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                ---------------------

                                       SCHEDULE I--SUMMARY OF INVESTMENTS OTHER
                                         THAN INVESTMENTS IN RELATED PARTIES

                                                  DECEMBER 31, 1997


                    Column A                                Column B      Column C        Column D
--------------------------------------------------------------------------------------------------------------
                                                                                           Amount at
                                                                                        which shown in
               Type of Investment                              Cost         Value     the balance sheet
--------------------------------------------------------------------------------------------------------------
                                                                                     (Amounts in millions)
Fixed maturities available for sale:
  Bonds and notes:
    U.S. Treasury securities and obligations of
       U.S. government authorities and agencies . . .   $     274.5      $     352.9      $     352.9

    Obligations of states and political
       subdivisions . . . . . . . . . . . . . . .             243.6            262.6            262.6

    Foreign governments  . . . . . . . . . . . .              139.7            147.0            147.0

    Corporate securities . . . . . . . . . . . .           18,420.5         19,837.3         19,837.3
    Mortgage-backed securities . . . . . . . . .            3,798.1          4,138.9          4,138.9
    Public utilities . . . . . . . . . . . . . .            4,018.8          4,358.6          4,358.6
  Redeemable preferred stocks  . . . . . . . . .               95.2            113.5            113.5
                                                        -----------       ------------    ------------

        Total fixed maturities . . . . . . . .             26,990.4        $29,210.8         29,210.8
                                                                           =========

Equity securities:
  Common stocks:
    Banks, trust and insurance companies . . . .
    Industrial, miscellaneous and all other  . .              637.6       $  1,602.4          1,602.4
  Nonredeemable preferred stocks . . . . . . . .                5.1              5.1              5.1
                                                        -----------       ----------      -----------
        Total equity securities  . . . . . . .                642.7       $  1,607.5          1,607.5
                                                                          ==========

Mortgage loans on real estate  . . . . . . . . .              708.8                             684.3
Real estate  . . . . . . . . . . . . . . . . . .               77.7                              65.9
Loans to life insurance policyholders  . . . . .              451.0                             451.0
Short-term investments . . . . . . . . . . . . .              336.0                             336.0
                                                        -----------                        ----------
        Total investments . . . . . . . . . . .           $29,206.6                         $32,355.5
                                                          =========                         =========


-------
   The  differences  between  Column B and Column D as to mortgage loans on real estate  and real  estate  represent  write  downs and  allowances  for  possible permanent impairment in value.


                                                                                            SCHEDULE II

                                     TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                               ---------------------

                            SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     TRANSAMERICA CORPORATION (PARENT COMPANY)
                                      (Amounts in millions except share data)

                                                   BALANCE SHEET

                                                                                      December 31,
                                                                                  1997           1996
Assets:
    Investments in subsidiaries                                                $5,762.1        $5,289.2
    Equity securities at fair value (cost: $308.8 in 1997
        and $236.9 in 1996)                                                       796.1           550.9
    Short-term investments                                                          4.8             3.2
    Notes and accounts receivable from subsidiaries                               359.1           301.0
    Cash and cash equivalents                                                      18.5             4.1
    Deferred income tax benefit, net of current tax
        liability of $7.6 in 1996                                                                 106.3
    Other assets                                                                  213.5           207.3
                                                                               --------        --------

                                                                               $7,154.1        $6,462.0
                                                                               ========        ========

Liabilities and Stockholders' Equity:
    Notes and loans payable                                                    $  404.8        $  607.9
    Income taxes payable, including deferred taxes
       payable of $45.7 in 1997                                                    78.7
    Income taxes due to subsidiaries                                              356.8           413.5
    Notes and accounts payable to subsidiaries                                    936.5           789.2
    Accounts payable and other liabilities                                        496.0           510.8
    Stockholders' equity:
        Preferred Stock ($100 par value):
           Authorized--1,200,000 shares; issuable in series
           Outstanding--Dutch Auction Rate Transferable
             Securities, 2,250 shares, at liquidation preference
             of $100,000 per share in 1996                                                        225.0
           Outstanding--Series D, 180,091 shares
            at liquidation preference of  $500 per share in 1996                                   90.0

        Common Stock ($1 par value):
           Authorized--150,000,000 shares
           Outstanding--62,904,108 shares in 1997 and 65,968,708
             shares in 1996, after deducting 16,834,354 and
             13,769,754 shares in treasury in 1997 and 1996                        62.9            66.0
        Additional paid-in capital                                                                 83.0
        Retained earnings, including equity in undistributed net
           income of subsidiaries of $1,700.5 in 1997 and
           $1,826.6 in 1996                                                     3,330.8         2,920.2
        Net unrealized gain from investments marked to
           fair value                                                           1,533.6           784.4
        Foreign currency translation adjustments                                  (46.0)          (28.0)
                                                                               --------        --------
                                                                                4,881.3         4,140.6
                                                                               --------        --------
                                                                               $7,154.1        $6,462.0
                                                                               ========        ========


                                                                                             SCHEDULE II
                                                                                             (Continued)

                                           TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                     ---------------------

                                  SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                           TRANSAMERICA CORPORATION (PARENT COMPANY)
                                                      STATEMENT OF INCOME

                                                                                Years Ended December 31,
                                                                           1997          1996          1995
                                                                              (Amounts in millions)
Revenues:
  Dividends from subsidiaries. . . . . . . . . . . . . .                  $  615.2        $313.6        $329.8
  Tax service fees  . . . . . . . . . . . . . . . . . . .                    214.7         206.5         152.6
  Interest, principally from subsidiaries. . . . . . . .                      16.2           3.8           4.8
  Investment income . . . . . . . . . . . . . . . . . . .                      7.5          10.4          15.1
  Gain on investment transactions . . . . . . . . . . . .                     18.7          18.1          23.3
                                                                          --------        ------        ------

                                                                             872.3         552.4         525.6
Expenses:
  Interest  . . . . . . . . . . . . . . . . . . . . . . .                    131.7         109.7         100.2
  General and administrative  . . . . . . . . . . . . . .                    199.6         213.4         232.5
                                                                          --------        ------        ------

                                                                             331.3         323.1         332.7
                                                                          --------        ------        ------

                                                                             541.0         229.3         192.9
Income tax benefit . . . . . . . . . . . . . . . . . . . .                   117.1          88.4          78.3
                                                                          --------       -------        ------

Income before equity in undistributed income
  of subsidiaries and income (loss)
  of discontinued operations. . . . . . . .                                  658.1         317.7         271.2
Equity in undistributed income (dividends in
  excess of income) of
  subsidiaries. . . . . . .                                                 (126.1)        183.8         118.9
                                                                          --------       -------       -------

  Income from continuing operations . . . . . .                              532.0         501.5         390.1
   Income (loss) from discontinued operations. . . .                         261.8         (45.2)         80.4
                                                                          --------       -------       --------
         Net income . . . .                                               $  793.8        $456.3        $470.5
                                                                          ========        ======        ======



                                                                                                SCHEDULE II
                                                                                                (Continued)

                                          TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                    ---------------------

                                  SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                          TRANSAMERICA CORPORATION (PARENT COMPANY)
                                                   STATEMENT OF CASH FLOWS


                                                                                  Years Ended December 31,
                                                                                 1997        1996         1995
                                                                                      (Amounts in millions)
Operating activities:
  Income from continuing operations . . . . . . . . . . . . . . .              $ 532.0     $ 501.5      $ 390.1
  Adjustments to reconcile income from continuing
      operations to net cash
      provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . .                   11.1         5.1          4.5
    Accounts payable and other liabilities  . . . . . . . . . .                  (17.1)      (71.4)        47.6
    Income taxes payable, including related accounts
      with subsidiaries. . . . . . . . . . . . . . . . . . . .                    67.6        (0.6)       (33.8)
    Equity in undistributed income (dividends in excess
      of income) of subsidiaries. . . . . . . . . . . . . . .                    126.1      (183.8)      (118.9)
    Net (gains) on investment transactions  . . . . . . . . . .                  (18.7)      (18.1)       (23.3)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (91.6)       (2.9)         4.8
                                                                             ---------   ---------   ----------
      Net cash provided by operating activities . . . . . . . .                  609.4       229.8        271.0

Investing activities:
  Capital transactions with subsidiaries. . . . . . . . . .                      302.3       (36.3)      (146.0)
  Sales of investments  . . . . . . . . . . . . . . . . . . . .                   97.0       219.4         99.4
  Purchases of investments  . . . . . . . . . . . . . . . . . .                 (136.6)     (158.4)      (138.2)
  Decrease (increase) in short-term investments . . . . . . . .                   (1.5)        0.4          8.1
  Decrease (increase) in accounts with subsidiaries. . . . . . .                 (44.7)      170.8        108.7
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (12.4)      (20.0)       (14.0)
                                                                             ---------    --------    ---------
      Net cash provided (used) by investing
        activities . . . . . . . . . . . . . . . . . . . . . . .                 204.1       175.9        (82.0)

Financing activities:
  Proceeds from debt financing . . . . . . . . . . . . . . . . .                 188.6       198.4
  Increase (decrease) in commercial paper obligations  . . . . .                (198.3)     (157.8)       195.4
  Payments of long-term notes  . . . . . . . . . . . . . . . . .                  (5.0)      (10.0)      (125.0)
  Redemption of preferred stock  . . . . . . . . . . . . . . . .                (318.9)                    (0.8)
  Treasury stock purchases . . . . . . . . . . . . . . . . . . .                (443.6)     (330.2)      (155.4)
  Other common stock transactions  . . . . . . . . . . . . . . .                 108.4        45.6         51.0
  Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . .                (130.3)     (149.2)      (155.4)
                                                                              --------     -------      -------

      Net cash used by financing activities . . . . . . . . . . .               (799.1)     (403.2)      (190.2)
                                                                              --------     -------      -------
Increase (decrease) in cash and cash equivalents  . . . . . . . .                 14.4         2.5         (1.2)
  Cash and cash equivalents at beginning of year  . . . . . . . .                  4.1         1.6          2.8
                                                                            ----------   ---------    ---------
  Cash and cash equivalents at end of year  . . . . . . . . . . .             $   18.5    $    4.1     $    1.6
                                                                              ========    ========     ========


                                                                                                   SCHEDULE II
                                                                                                   (Continued)
                                         TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                   ---------------------

                                 SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                         TRANSAMERICA CORPORATION (PARENT COMPANY)


NOTES TO  BALANCE  SHEET
Note A -  Financial  Instruments
(Dollar  amounts  in
millions)

                                                                                                 December 31,
                                                                                                1997       1996
Notes and loans payable comprise the following amounts:
   Short-term bank loans, commercial paper and current
     portion of long-term debt . . . . . . . . . . . . . . . . . . . .                         $100.0      $  5.0
   Long-term debt due subsequent to one year:
     Notes; interest at 6.75% to 9.875%; maturing through 2008 . . . .                          304.8       198.3
     Commercial paper and other notes at various interest
        rates and terms supported by a credit agreement
        expiring in 2002. . . . . . . . . . . . . . . . . . . .                                             404.6
                                                                                               ------      ------
                                                                                               $404.8      $607.9
                                                                                               ======      ======

       The aggregate annual maturities for the five years subsequent to December 31, 1997 are: 1998--$100; 1999--None; 2000--None; 2001--$5 and 2002--None.





       Transamerica manages a portion of its interest rate risk by entering into interest rate swap agreements. At December 31, 1997 and 1996 interest rate swap agreements comprise:

                                                                                 Weighted           Weighted
                                                                  Notional    Average Fixed      Average Floating
                                                                   Amount      Interest Rate      Interest Rate
1997:
   Interest rate swap agreements - Transamerica pays:
     Floating rate interest expense,
       receives fixed rate interest income                          $275.0          6.97%               5.77%

1996:
   Interest rate swap agreements - Transamerica pays:
     Fixed rate interest expense, receives
       floating rate interest income                                $ 50.0          5.14%               5.54%
     Floating rate interest expense,
       receives fixed rate interest income                          $275.0          7.18%               5.63%

Note B - Minority Interest

       In 1997,  an  affiliate  of  Transamerica  issued $190  million of 7.625%
cumulative  Capital Trust  Pass-through  Securities  payable  November 15, 2037.
Dividends  on  the  outstanding   Capital  Trust  Pass-through   Securities  are
cumulative  and payable  semi-annually  in arrears.  Proceeds from  the issuance of these securities were  invested by the  affiliate in subordinated  debentures issued by Transamerica, bearing  interest at 7.625% and maturing on November 15,
2037.  Transamerica  has  agreed to guarantee  to  pay in full any  accrued  and unpaid  dividends  declared,  or  the  redemption  price  including  accrued and unpaid  dividends,  if the securities are redeemed by the affiliates.

       In 1996, two affiliates of Transamerica issued $100 million of 7.80% and $225 million of 7.65% cumulative Capital Trust Pass-through Securities payable
December  1, 2026.  Dividends  on the  outstanding  Capital  Trust  Pass-through
Securities are cumulative and payable semi-annually in arrears. Proceeds from the issuance of these securities were invested by the affiliates in subordinated debentures issued by Transamerica, bearing interest at 7.65% and 7.80% and maturing on December 1, 2026. Transamerica has agreed to guarantee to pay in full any accrued and unpaid dividends declared, or the redemption price including accrued and unpaid dividends, if the securities are redeemed by the affiliates.




                                                                                                      SCHEDULE III
                                          TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                    ---------------------

                                      SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION


       Column A                       Column B            Column C        Column D        Column E        Column  F
                                                       Future policy
                                      Deferred           benefits,                      Other policy
                                       policy             losses,                        claims and
                                    acquisition          claims and       Unearned         benefits        Premium
       Segment                         costs           loss expenses      premiums         payable         revenue
                                                           (Amounts in millions)
Life insurance:
   Year ended December 31:
 1997 . . . . . . . . . .            $2,102.6 (A)        $5,957.7 (B)        $17.7       $24,184.2         $1,105.9
 1996 . . . . . . . . . .            $2,138.2 (A)        $5,644.5 (B)        $17.9       $22,898.4         $1,072.4
 1995 . . . . . . . . . .            $1,974.2 (A)        $5,631.4 (B)        $14.4       $22,262.0         $1,140.0



                                      Column G        Column H         Column I        Column J        Column K
                                                      Benefits,      Amortization
                                                       claims,       of deferred
                                        Net          losses and         policy          Other
                                     investment      settlement      acquisition      operating        Premiums
                                       income         expenses          costs          expenses        written
                              (Amounts in millions)
Life insurance:
   Year ended December 31:
   1997 . . . . . . . . . .          $2,169.4            $2,810.9       $256.3 (C)        $469.6         $238.0 (D)
   1996 . . . . . . . . . .          $2,079.7            $2,649.7       $268.8 (C)        $403.6         $286.1 (D)
   1995 . . . . . . . . . .          $1,974.7            $2,710.4       $191.3 (C)        $367.3         $286.1 (D)



-------
(A)Includes reduction from fair value adjustments of $546.1 million in 1997, $306.6 million in 1996 and $355.6 million in 1995 required under Financial Accounting Standards Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.
(B)Includes increase from fair value adjustments of $281 million in 1997, $195 million in 1996 and $339 million in 1995 required under Financial Accounting Standards Statement No. 115.
(C)Includes accelerated amortization of deferred policy acquisition costs of $9 million in 1997, $33.6 million in 1996 and $9.2 million in 1995 associated with interest-sensitive products due to realized investment gains.
(D)Health insurance premiums written.



                                                                                                      SCHEDULE IV
                                         TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                   ---------------------

                                                 SCHEDULE IV--REINSURANCE



          Column A                    Column B           Column C         Column D         Column E        Column F
                                                                                                          Percentage
                                                         Ceded to         Assumed                         of amount
                                       Gross              other          from other           Net          assumed
           Segment                     amount           companies        companies          amount          to net
                                                               (Dollar amounts in millions)
Year ended December 31, 1997:
  Life insurance in force . . .         $241,379.9       $207,533.1        $225,685.7       $259,532.5         87.0%
                                        ==========       ==========        ==========       ==========

  Premium revenue:
    Life insurance  . . . . . .      $       894.5       $      637.4      $      610.2     $      867.3       70.4%
    Accident and health
     insurance  . . . . . . . .               90.3              350.6             498.9            238.6      209.1%
                                     -------------       ------------      ------------     ------------

                                     $       984.8       $      988.0      $    1,109.1     $    1,105.9      100.3%
                                     =============       ============      ============     ============




Year ended December 31, 1996:
  Life insurance in force . . .         $220,162.9       $195,158.2        $201,560.3       $226,565.0         89.0%
                                        ==========       ==========        ==========       ==========


  Premium revenue:
    Life insurance  . . . . . .         $    816.6       $    551.9        $    521.3       $    786.0         66.3%

    Accident and health
      insurance  . . . . . . . .              59.2            355.4             582.6            286.4        203.5%
                                        ----------       ----------        ----------       ----------

                                        $    875.8       $    907.3        $  1,103.9       $  1,072.4        102.9%
                                        ==========       ==========        ==========       ==========



Year ended December 31, 1995:
  Life insurance in force . . .         $206,722.6       $116,762.9        $174,193.6       $264,153.3         65.9%
                                        ==========       ==========        ==========       ==========

  Premium revenue:
    Life insurance  . . . . . .         $    935.0       $    619.0        $    537.8       $    853.8         63.0%
    Accident and health
      insurance . . . . . . . .              165.6            439.6             560.2            286.2        195.8%
                                        ----------       ----------        ----------       ----------


                                        $ 1,100.6        $  1,058.6        $ 1,098.0        $ 1,140.0          96.3%
                                        =========        ==========        =========        =========



                                                                                                        SCHEDULE V
                                         TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                   ---------------------

                                       SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS


            Column A                     Column B                Column C                  Column D         Column E
                                                      ----------Additions----------
                                       Balance at     Charged to      Charged to                            Balance at
                                        beginning      costs and     other accounts -       Deductions -      end of
            Description                 of period      expenses        describe             describe          period
                                                                (Amounts in millions)
Year ended December 31, 1997:
  Deducted from asset accounts:
    Allowance for losses -
     Mortgage loans on real estate        $  22.6                      $   2.0 (B)         $   0.1 (D)     $  24.5
     Real estate . . . . . . . . .           20.2                                              8.4 (E)        11.8
     Finance receivables . . . . .           87.0        $  18.1          14.8 (C)            15.1 (F)       104.8 (H)
     Other assets  . . . . . . . .            1.8                                              1.8 (G)
                                          -------        -------       -------             -------         -------
                                          $ 131.6        $  18.1       $  16.8             $  25.4         $ 141.1
                                          =======        =======       =======             =======         =======


Year ended December 31, 1996:
  Deducted from asset accounts:
    Allowance for losses -
     Mortgage loans on real estate        $  21.5                      $   2.1 (B)         $   1.0 (D)      $ 22.6
     Real estate . . . . . . . . .           27.2                          2.5 (B)             9.5 (E)        20.2
     Finance receivables . . . . .           82.1         $ 10.2           7.0 (C)            12.3 (F)        87.0 (H)
     Other assets  . . . . . . . .            6.1           (3.6)(A)                           0.7 (G)         1.8
                                          -------         ------       -------             -------          ------
                                           $136.9         $  6.6       $  11.6             $  23.5          $131.6
                                          =======         ======       =======             =======          ======


Year ended December 31, 1995:
  Deducted from asset accounts:
    Allowance for losses -
     Mortgage loans on real estate        $  23.5                                          $   2.0 (D)      $ 21.5
     Real estate . . . . . . . . .           26.3                      $   2.1 (B)             1.2 (E)        27.2
     Finance receivables . . . . .           94.5         $ 16.1          (9.9)(C)            18.6 (F)        82.1 (H)
     Other assets  . . . . . . . .           67.4          (20.1)(A)      21.4 (I)            62.6 (G)         6.1
                                          -------         ------       -------             -------          ------
                                          $ 211.7         $ (4.0)      $  13.6             $  84.4          $136.9
                                          =======         ======       =======             =======          ======



-------
(A) Reversal of excess valuation allowance no longer required due to the favorable terms on disposition of assets held for sale. 1995 reversal is due principally to operations in Puerto Rico.
(B)  Included in gains on investment transactions.
(C)  Changes in connection with receivables and other adjustments.
(D) Reduction in reserves associated with the settlement of mortgage loan transactions. (E) Reduction in reserves associated with the settlement of real estate transactions.
(F)  Charges for net credit losses.
(G) Charges for losses on disposal of assets held for sale, which in 1995 includes $41.2 million related to the disposal of rent-to-own receivables and $17.8 million related to the disposal of Puerto Rico receivables.
(H) Includes $15.5 million in 1997 and $1.2 million in 1996 and 1995 related to securitized, sold and serviced receivables which is reported in other liabilities in the consolidated balance sheet.
(I) The increase in 1995 was primarily associated with the transfer of Puerto Rico receivables from finance receivables.
