Form 10-Q
period 1998-03-31
TRANSAMERICA CORP
filed 1998-05-13
CIK 99189

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Common Stock, $1 par value, outstanding as of close of business on April 30, 1998: 62,937,470 shares.

                            TRANSAMERICA CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended March 31, 1998 and 1997, and the balance sheet as of December 31, 1997 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1997. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

                                  * * * * * * *

     Earnings per share is calculated by dividing income available to common stockholders by the average number of common, and for diluted earnings per share common stock equivalent, shares outstanding. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period of 63,050,000 and 66,170,000 at March 31, 1998 and 1997. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common stock options outstanding, using the treasury stock method, of 65,568,000 and 68,063,000 at March 31, 1998 and 1997. The computations for 1997 are based on income after deduction of preferred dividends of $2.6 million and the premium on redemption of preferred stock of $3.8 million.

         Effective January 1, 1998, Transamerica adopted the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1 which requires, among other things, that payroll costs incurred in the development of computer software systems be capitalized. The effect of adoption was to increase first quarter consolidated income by $1.8 million ($0.03 diluted earnings per share).

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



                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                           CONSOLIDATED BALANCE SHEET

                                     Assets


                                                                       March 31,       December 31,
                                                                         1998              1997

Investments, principally of life insurance subsidiaries:
     Fixed maturities                                                $  29,416.8       $  29,210.8
     Equity securities                                                   1,667.0           1,607.5
     Mortgage loans and real estate                                        764.2             750.2
     Loans to life insurance policyholders                                 450.2             451.0
     Short-term investments                                                291.9             336.0
                                                                     -----------       -----------
                                                                        32,590.1          32,355.5

Finance receivables                                                      5,217.2           4,333.4
Less unearned fees ($378.8 in 1998 and
     $340.8 in 1997) and allowance for losses                              489.7             430.1
                                                                     -----------       -----------
                                                                         4,727.5           3,903.3

Cash and cash equivalents                                                  112.6             132.9
Trade and other accounts receivable                                      2,459.9           2,165.8
Net assets of discontinued operations                                       50.4              40.1
Property and equipment, less accumulated
     depreciation of $1,437.3 in 1998 and
     $1,465.9 in 1997:
     Land, buildings and equipment                                         405.3             395.4
     Equipment held for lease                                            2,977.5           2,996.5
Deferred policy acquisition costs                                        2,152.8           2,102.6
Separate account assets                                                  7,038.8           5,494.7
Goodwill, less accumulated amortization of
     $159.6 in 1998 and $156.2 in 1997                                     386.9             423.0
Assets held for sale                                                        75.5             377.8
Other assets                                                               655.6             785.3
                                                                     -----------       -----------
                                                                     $  53,632.9       $  51,172.9
                                                                     ===========       ===========

(Amounts in millions)





                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                     CONSOLIDATED BALANCE SHEET (Continued)

                      Liabilities and Stockholders' Equity




                                                                   March 31,         December 31,
                                                                     1998               1997



Life insurance policy liabilities                                 $  30,511.1        $  30,141.9
Notes and loans payable, principally of
     finance subsidiaries, of which $858.1
     in 1998 and $998.6 in 1997 matures
     within one year                                                  6,619.7            6,235.3
Accounts payable and other liabilities                                1,981.1            2,096.9
Income taxes                                                          1,683.4            1,607.8
Separate account liabilities                                          7,038.8            5,494.7

Minority interest in preferred securities
     of affiliates                                                      715.0              715.0

Stockholders' equity:
     Preferred Stock ($100 par value):
         Preference Stock (without par value)--
              5,000,000 shares authorized; none
              outstanding
     Common Stock ($1 par value):
         Authorized--150,000,000 shares
         Outstanding -- 63,165,194 shares in 1998
                  and 62,904,108 shares in 1997,
                  after deducting 16,573,268 shares
                  and 16,834,354 shares in treasury                      63.2               62.9
     Retained earnings                                                3,423.2            3,330.8
     Components of other cumulative
         comprehensive income:
              Net unrealized gain from investments
                  marked to fair value                                1,644.3            1,533.6
              Foreign currency translation adjustments                  (46.9)             (46.0)
                                                                  -----------        -----------
                                                                      5,083.8            4,881.3
                                                                  -----------        -----------
                                                                  $  53,632.9        $  51,172.9
                                                                  ===========        ===========

(Amounts in millions except for share data)




                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                        CONSOLIDATED STATEMENT OF INCOME



                                                                 Three months ended
                                                                      March 31,
                                                               1998              1997


REVENUES
Investment income                                          $     564.5     $     533.0
Life insurance premiums and related income                       456.9           442.1
Finance charges and other fees                                   167.1           123.3
Leasing revenues                                                 185.7           188.9
Real estate and tax service revenues                              74.6            56.2
Gain on investment transactions                                   84.3             8.2
Other                                                             25.8            20.3
                                                           -----------     -----------
                                                               1,558.9         1,372.0

EXPENSES
Life insurance benefits                                          724.4           680.3
Life insurance underwriting, acquisition
     and other expenses                                          178.0           199.8
Interest and debt expense                                        104.9           101.4
Leasing operating and maintenance costs                          111.9           114.0
Provision for losses on receivables                               13.6             3.6
Other, including administrative and general
     expenses                                                    197.2           155.8
                                                           -----------     -----------
                                                               1,330.0         1,254.9
                                                           -----------     -----------
                                                                 228.9           117.1
Income taxes                                                      75.2            36.1
                                                           -----------     -----------
Income from continuing operations
     and net income                                        $     153.7     $      81.0
                                                           ===========     ===========
Basic earnings per share of common stock:
     Income before gain on investment
         transactions                                      $       1.57    $       1.05
     Gain on investment transactions                               0.87            0.08
                                                           ------------    ------------
     Income from continuing operations
         and net income                                    $       2.44    $       1.13
                                                           ============    ============
Diluted earnings per share of common stock:
     Income before gain on investment
         transactions                                      $       1.51    $       1.02
     Gain on investment transactions                               0.83            0.08
                                                           ------------    ------------
     Income from continuing operations
         and net income                                    $       2.34    $       1.10
                                                           ============    ============

Dividends per share of common stock                        $       0.50    $       0.50
                                                           ============    ============

Ratio of earnings to fixed charges                                 2.79            1.97
                                                           ============    ============


(Amounts in millions except for share data)




                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                   Three months ended March 31,
                                                                        1998          1997


OPERATING ACTIVITIES
Income from continuing operations                                   $    153.7    $     81.0
Adjustments to reconcile income from
     continuing operations to net cash
     provided by operating activities:
         Increase in life insurance policy
              liabilities, excluding policyholder
              balances on interest-sensitive policies                    449.2         126.5
         Amortization of policy acquisition costs                         75.6          47.4
         Policy acquisition costs deferred                              (133.8)       (102.3)
         Depreciation and amortization                                    83.4          84.2
         Other                                                          (294.3)        108.6
                                                                    ----------    ----------
     Net cash provided by operations                                     333.8         345.4

INVESTING ACTIVITIES
Finance receivables originated                                        (4,791.9)     (4,234.4)
Finance receivables collected                                          4,582.7       3,851.7
Purchase of investments                                               (2,119.8)     (2,058.1)
Sales and maturities of investments                                    2,166.5       1,540.3
Proceeds from the portfolio sales of and cash
     transactions with discontinued operations                            (7.2)        405.3
Purchase of finance receivables from
     Whirlpool Financial Corporation                                    (351.9)
Other                                                                    (76.3)        (86.4)
                                                                    ----------    ----------
     Net cash used by investing activities                              (597.9)       (581.6)

FINANCING ACTIVITIES
Proceeds from debt financing                                             957.1       2,415.5
Payment of notes and loans                                              (578.2)     (2,453.2)
Receipts from interest-sensitive policies
     credited to policyholder account balances                         1,705.7       1,505.3
Return of policyholder balances on
     interest-sensitive policies                                      (1,779.8)     (1,148.0)
Treasury stock purchased                                                 (79.4)        (13.2)
Redemption of preferred stock                                                         (318.9)
Proceeds from issuance of common stock                                    50.0          38.3
Dividends                                                                (31.6)        (35.8)
                                                                    ----------    ----------
     Net cash provided (used) by financing activities                    243.8         (10.0)
                                                                    ----------    ----------
Decrease in cash and cash
     equivalents                                                         (20.3)       (246.2)
Cash and cash equivalents at beginning
     of year                                                             132.9         440.9
                                                                    ----------    ----------
Cash and cash equivalents at end of period                          $    112.6    $    194.7
                                                                    ==========    ==========
(Amounts in millions)




                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS



                                                    Three months ended March 31,
                                                       1998          1997



Balance at beginning of year                        $  3,330.8    $  2,920.2
Net income                                               153.7          81.0
Dividends on common stock                                (31.6)        (33.2)
Dividends on preferred stock                                            (2.6)
Treasury stock purchased                                 (29.7)
                                                    ----------    ----------
Balance at end of period                            $  3,423.2    $  2,965.4
                                                    ==========    ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

         Transamerica's net income for the first quarter of 1998 increased $72.7 million (90%), compared to the first quarter of 1997.

         Net income for the first quarter of 1998 included net after tax gains from investment transactions aggregating $54.7 million compared to $5.3 million in the first quarter of 1997. Income before investment transactions for the first quarter of 1997 included a $20.1 million after tax provision for a legal settlement recorded by the life insurance business. Excluding this provision, income before investment transactions increased $3.1 million (3%) due primarily to increases in life insurance and real estate operating results and lower unallocated interest and other expenses. Partially offsetting these favorable variances were decreased commercial lending and leasing operating results.

         Gain on investment transactions, pretax, included in consolidated revenues, comprised (amounts in millions):



                                                   Three months ended March 31,
                                                      1998             1997


     Net gain (loss) on sale of investments       $     93.0       $     (2.3)
     Adjustment for impairment in value                 (7.9)            (2.0)
     Adjustment to amortization of
         deferred policy acquisition
         costs for realized investment
         transactions                                   (0.8)            12.5
                                                  ----------       ----------
                                                  $     84.3       $      8.2
                                                  ==========       ==========




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



                     REVENUES AND INCOME BY LINE OF BUSINESS


                                                                     Three months ended March 31
                                                              Revenues                          Income
                                                         1998        1997                  1998       1997
                                                                        (Amounts in millions)



Life insurance revenue and income
     before investment transactions                  $  1,014.6  $    971.5           $    77.9  $    62.9

Commercial lending                                        164.6       117.4                18.0       21.2
Leasing                                                   203.2       207.7                15.6       15.8
Amortization of goodwill                                                                   (3.4)      (3.2)
                                                     ----------  ----------           ---------  ---------
Total finance                                             367.8       325.1                30.2       33.8

Real estate services revenue and income
     before investment transactions                        98.7        76.7                18.4        8.1

Unallocated interest and
     other expenses                                        18.5        15.6               (27.5)     (29.1)
Consolidation eliminations                                (25.0)      (25.1)
                                                     ----------  ----------           ---------  ---------

Revenues and income from continuing
         operations before investment
         transactions                                   1,474.6     1,363.8                99.0       75.7

     Gains on investment transactions:
         Life insurance                                    26.2         5.8                17.1        3.7
         Real estate                                       58.1         2.4                37.6        1.6
                                                     ----------  ----------           ---------  ---------

Total investment gains                                     84.3         8.2                54.7        5.3
                                                     ----------  ----------           ---------  ---------

Total revenues and income from
     continuing operations                           $  1,558.9  $  1,372.0           $   153.7  $    81.0

                                                     ==========  ==========           =========  =========




Life insurance

         In the first quarter of 1998 the life insurance operation reported net income of $95 million compared to $66.6 million in the first quarter of 1997. Net income included after tax gains from investment transactions of $17.1 million in the first quarter of 1998 compared to $3.7 million in the first quarter of 1997. First quarter income before investment transactions for the life insurance operation was $77.9 million, $15 million (24%) higher than the $62.9 million income before investment transactions earned in the first quarter of 1997. The 1997 first quarter results were unfavorably affected by a $20.1 million after tax charge for a legal settlement recorded in the life insurance division.

         The life insurance division's 1998 first quarter operating income before investment transactions was $20.8 million compared to $0.5 million in the first quarter of 1997. The 1997 period included the $20.1 million after tax charge discussed above.

         Annuities' income before investment transactions of $11.9 million was $2.4 million (17%) lower than the comparable period in 1997 due to lower interest margin and lower fee income. In addition, first quarter 1998 operating expenses were higher than the 1997 period due to increased marketing and distribution expenses associated with certain new product introductions in 1998.

         The asset management group's (including structured settlements) first quarter results before investment transactions were $16.4 million, $3.1 million (23%) better than the first quarter of 1997. This was primarily due to favorable interest spreads and increased fee income resulting from growth in the line's asset management business.

         Within the reinsurance line, higher loss claims on accident and health business during the first quarter of 1998 resulted in $4.3 million (26%) lower earnings before investment transactions than the first quarter of last year.

         The Canadian line's performance for the first quarter was about equal to the comparable 1997 quarter. Although net investment income in the first quarter of 1998 was higher than the first quarter of 1997, higher death claims and increased reserves due to growth in inforce business offset the revenue increase.

         For the corporate line, income before investment transactions in the first quarter of 1998 of $8.7 million was $1.6 million (15%) lower than the comparable 1997 period due primarily to lower investment income.

         Life insurance operations gains on investment transactions increased $13.4 million for the first quarter of 1998 compared to first quarter of 1997. The $17.1 million after tax gain for the first quarter included a $22.8 million gain on disposition of investments compared to a loss of $3 million in the first quarter of 1997. In the 1998 and 1997 first quarters, downward adjustments of $5.2 million and $1.3 million were made for impairment in the value of fixed maturity investments. An adjustment to the amortization of policy acquisition costs of $500,000 after tax further reduced the net investment gain for the first quarter of 1998 compared to a favorable adjustment of $8.1 million in the same period in 1997.

         Total life insurance net investment income of $557.6 million increased $28.2 million (5%) for the first quarter of 1998 over the first quarter of 1997 primarily due to the increased level of invested assets.

         Premiums and related income for the life insurance operation increased $14.9 million (3%) for the first quarter of 1998 over the first quarter of 1997. The growth was primarily due to increases in traditional life premiums, fees from interest-sensitive policies and increased fee income from group pension and annuities. The life insurance operations benefits paid or provided increased $27.8 million (4%) primarily due to increased interest credited on interest-sensitive policies and the larger base of life insurance in force.

     Cash provided by life insurance operations for the first quarter of 1998 decreased $53.1 million (20%) compared with the same period of 1997 primarily due to the timing of the settlement of certain receivables and payables, including reinsurance receivables and payables. The life insurance operation continues to maintain a sufficiently liquid portfolio to cover its operational requirements, with remaining funds being invested in longer term securities.

Commercial Lending

     Commercial lending net income for the first quarter of 1998 was $15.1 million compared to $18.5 million for the first quarter of 1997. Income, before the amortization of goodwill, for the first quarter of 1998 was $18 million, a decrease of $3.2 million (15%) from the first quarter of 1997. Operating results for the 1998 period included a $3.2 million operating loss from the retail businesses (which consist of the credit card portfolio acquired from Whirlpool Financial Corporation in 1998 and the retained residential mortgage lending businesses), a $2.1 million after tax charge for losses and the restructuring of the insurance premium finance business, and a $2.1 million after tax gain on the sale and securitization of $300 million of floorplan receivables. The first quarter of 1997 operating results included a $3.2 million tax benefit from the resolution of prior years' tax matters. A higher net margin due to higher average receivables owned and serviced in the first quarter of 1998 and a $3 million tax benefit from the resolution of prior year tax matters were offset in part by higher operating expenses and a higher provision for losses on receivables.

         Revenues in the first quarter of 1998 increased $47.2 million (40%) over the first quarter of 1997 principally as a result of growth in average net receivables outstanding owned and serviced.

     Interest expense increased $7.5 million (18%) in the first quarter of 1998 due to a higher average interest rate on borrowings and to higher average outstanding debt as a result of growth in average net receivables. Operating expenses rose $34.7 million (80%) in the first quarter of 1998 compared to the first quarter of 1997 mainly as a result of costs related to the integration of the Whirlpool Financial operations and higher business volume. The provision for losses on receivables increased $10 million due primarily to higher credit losses relating to the retail portfolio and additional provisions for the insurance premium finance portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average net receivables outstanding were 0.57% for the first quarter of 1998 compared to 0.17% for the first quarter of 1997.

         Net commercial finance receivables outstanding at March 31, 1998 increased $858.6 million (24%) from December 31, 1997. The increase in receivables was largely a result of a decision not to sell the insurance premium finance operation and the reclassification of those receivables from assets held for sale to finance receivables, and the acquisitions during the first quarter of 1998 of the retail finance business and most of the remaining international assets from Whirlpool Financial Corporation which amounted to $352 million in net receivables. This completed the acquisition of $1.1 billion in net receivables and other assets representing substantially all of the inventory and retail finance business from Whirlpool Financial Corporation. The total purchase price was $1.3 billion in cash subject to post closing adjustments. During the first quarter of 1998 the distribution finance operation also securitized $300 million of floorplan finance receivables.

         Management has established an allowance for losses equal to 2.37% of net commercial finance receivables outstanding as of March 31, 1998 compared to 2.35% at December 31, 1997.

     Delinquent receivables, which are defined as instalments for inventory finance and asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables more than 60 days past due, were $39.1 million (0.84% of receivables outstanding) at March 31, 1998 compared to $18 million (0.48% of receivables outstanding) at December 31, 1997.

         Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $41.8 million (0.90% of receivables outstanding) at March 31, 1998 compared to $26.4 million (0.71% of receivables outstanding) at December 31, 1997.

     The increase in both nonearning and delinquent receivables at March 31, 1998 was due to the inclusion of the insurance premium finance receivables which were reported as assets held for sale at December 31,1997, and the receivables of the new retail lending operation. Delinquent and nonearning insurance premium finance receivables at December 31, 1997 were $14.2 million and $7.5 million.

Leasing

         In the first quarter of 1998, the leasing operation reported net income of $15.1 million compared to $15.3 million in the first quarter of 1997. Leasing income, before the amortization of goodwill, was $15.6 million in the first quarter of 1998 compared to $15.8 million in the first quarter of 1997. Earnings for 1998 were lower as a result of a smaller fleet size and fewer units on hire in the rail trailer business and lower earnings from the structured finance business due to tightening interest rate spreads. Offsetting some of these decreases in earnings were favorable results from standard containers due to lower ownership and operating costs resulting from a smaller fleet.

         Revenue for the first quarter of 1998 decreased $4.5 million (2%) as compared to the first quarter of 1997. Revenue decreased in the standard container and rail trailer businesses due to lower per diem rates and to fewer units on hire resulting from smaller fleets. Partially offsetting these decreases were higher revenues from European trailer due to a larger fleet size.

         Expenses for the first quarter of 1998 decreased $4.2 million (2%) mainly due to lower ownership and operating costs associated with a smaller fleet of standard containers and rail trailers.

         The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 79% for the first quarter of 1998 compared to 78% in the first quarter of 1997. Rail trailer utilization was 79% for the first quarter of 1998 compared to 83% in the first quarter of 1997. European trailer utilization was 90% for the first quarter of 1998 compared to 91% in the first quarter of 1997.

Real Estate Services

         This segment includes Transamerica's real estate information businesses as well as certain real estate and other investments.

         Net income for the first quarter of 1998 increased $46.3 million (477%) over the first quarter of 1997. Net income included net after tax gains from investment transactions of $37.6 million and $1.6 million in the first quarters of 1998 and 1997. Income before investment transactions in the first quarter of 1998 increased $10.3 million (127%) from the first quarter of 1997 primarily due to higher operating income at the real estate tax service due to increased new contract volume caused by higher mortgage refinancings in the first quarter of 1998.

         Revenues for the first quarter of 1998 increased $77.7 million (98%) over the first quarter of 1997 as a result of increased gains from investment transactions and increased volume at the real estate tax service business.

Unallocated Interest and Expenses

         Unallocated interest and other expenses, after related income taxes, for the first three months of 1998 decreased $1.6 million (5%). The decrease was primarily due to the inclusion in the 1997 period of expenses associated with the vesting of certain performance stock options issued under the 1995 Performance Stock Option Plan.

Discontinued Operations

         In the first quarter of 1998 and 1997 results from discontinued operations were break even.

Comprehensive Income

         In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the three months ended March 31, 1998 and 1997 comprised:




                                             1998                   1997




Net income                                $   153.7              $    81.0
Other comprehensive income, net of tax:
   Unrealized gains (losses) from
   investments marked to fair value:
     Unrealized holding gains (losses)
     arising during period:
          Equity securities                   131.9                    2.0
          Fixed maturities                     33.5                 (311.1)
     Less: reclassification adjustment
     for gains included in net income         (54.7)                  (5.3)
                                          ---------              ---------
                                              110.7                 (314.4)
   Foreign currency
    translation adjustments                    (0.9)                  (7.2)
                                          ---------              ---------

Comprehensive income (loss)               $   263.5              $  (240.6)
                                          =========              =========


     Transamerica is required to mark its equity securities and fixed maturities portfolios to fair value. These investments support liabilities that are not marked to fair value.

     Transamerica manages its exposure to interest rate fluctuations by managing the characteristics of the assets and liabilities so that changes are offset. Transamerica's objectives for asset liability management are to provide maximum levels of finance and investment income and minimize funding costs while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the company.

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

         In May 1997, Transamerica announced that its board of directors had authorized additional purchases of up to 6 million shares of the company's common stock. At March 31, 1998, there were 1,706,500 shares remaining to be purchased under this authorization. During the first quarter of 1998, Transamerica purchased 211,000 shares for a total cost of $25.6 million and recorded a market price adjustment of $29 million in connection with the accelerated stock purchase program in the second quarter of 1997.

Investment Portfolio

         Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $32.6 billion at March 31, 1998, of which $29.4 billion was invested in fixed maturities. At March 31, 1998, 94.5% of the fixed maturities was rated as "investment grade" with an additional 3.6% in the BB category or its equivalent. The amortized cost of fixed maturities was $27.2 billion resulting in a net unrealized gain position, before the effect of income taxes and adjustments to deferred acquisition costs and policy liabilities, of $2.2 billion at March 31, 1998. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $2 million at March 31, 1998 and December 31, 1997. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $78.7 million at March 31, 1998 and $72.9 million at December 31, 1997.

         In addition to the investments in fixed maturities, $764.2 million (2% of the investment portfolio), net of allowance for losses of $30.7 million, was invested in mortgage loans and real estate including $696.3 million in commercial mortgage loans, $67.4 million in real estate investments, $400,000 in foreclosed real estate and $30.8 million in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $3 million at March 31, 1998 and $2.3 million at December 31, 1997. Allowances for possible losses of $1.4 million at March 31, 1998 and $1.5 million at December 31, 1997 have been established to cover possible losses from mortgage loans and real estate investments.

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

         Derivative financial instruments with a notional amount of $9.9 billion at March 31, 1998 and $10 billion at December 31, 1997 and designated as hedges of portions of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $6.1 billion at March 31, 1998 and $4 billion at December 31, 1997 and designated as hedges of Transamerica's liabilities were outstanding.

         While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1998, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at March 31, 1998 and December 31, 1997 was a net benefit of $199.6 million and $212.7 million comprising agreements with aggregate gross benefits of $225 million and $238 million and agreements with aggregate gross obligations of $25.4 million and $25.3 million.

Year 2000 Issue

         Transamerica has developed a plan to modify its information systems technology to recognize the year 2000 and has begun converting its critical data processing systems. The project is currently on schedule. Most of the systems are currently being remediated, will be tested during the second half of 1998 and are expected to be year 2000 ready by the end of 1998. The remainder of the systems are expected to be year 2000 ready by mid-1999.

         The Corporation currently expects the project to cost between $25 million and $35 million, which is being expensed as incurred. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. It is currently expected that the project will not have a significant effect on Transamerica's results of operations.

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.

                 10.1   Form of $125 Nonqualified  Stock Option  Agreement under
                        the Registrant's 1995 Performance Stock Option Plan
                 10.2   Form of $150 Nonqualified Stock Option Agreement granted
                        with Tandem Limited  Stock Appreciation  Right under the
                        Registrant's 1995 Performance Stock Option Plan
                 10.3   Form of Tandem Limited Stock Appreciation  Right (Tandem
                        to $150 Options) under the Registrant's 1995 Performance
                        Stock Option Plan
                 10.4   Form of $125 Nonqualified  Stock Option  Agreement under
                        the Registrant's 1996 Stock Option and Award Plan
                 10.5   Form of $150 Nonqualified Stock Option Agreement granted
                        with Tandem Limited Stock  Appreciation  Right under the
                        Registrant's 1996 Stock Option and Award Plan
                 10.6   Form of Tandem Limited Stock  Appreciation Right (tandem
                        to $150  Options)  under  the  Registrant's  1996  Stock
                        Option and Award Plan.
                 12     Computation  of   Ratio  of  Earnings   from  continuing
                        operations to Fixed Charges.
                 27     Financial Data Schedule.

         (b)    Reports on Form 8K - None.


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)




Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  May 12, 1998