Form 10-Q
period 1998-06-30
TRANSAMERICA CORP
filed 1998-08-05
CIK 99189

Page 1
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Common Stock, $1 par value, outstanding as of close of business on July 31, 1998: 62,554,139 shares.

                            TRANSAMERICA CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended June 30, 1998 and 1997, and the balance sheet as of December 31, 1997 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1997. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

                                  * * * * * * *

         Earnings per share is calculated by dividing income available to common stockholders by the average number of common, and for diluted earnings per share common stock equivalent, shares outstanding. Basic earnings per share is based upon the weighted average number of common shares outstanding for the three months ended June 30, 1998 and 1997 of 62,784,000 and 66,361,000 and for the six months periods then ended of 62,882,000 and 66,262,000. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common stock options outstanding, using the treasury stock method, of 65,325,000 and 68,371,000 for the three months ended June 30, 1998 and 1997 and 65,411,000 and 68,214,000 for the six month periods ended June 30, 1998 and 1997. The computations for the six month period of 1997 are based on income after deduction of preferred dividends of $2.6 million and the premium on redemption of preferred stock of $3.8 million.

         Effective January 1, 1998, Transamerica adopted the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1 which requires, among other things, that payroll costs incurred in the development of computer software systems be capitalized. The effect of adoption was to increase consolidated income for the six months and three months ended June 30, 1998 by $3.4 million ($0.05 diluted earnings per share) and $1.6 million ($0.02 diluted earnings per share).

         The consolidated ratios of earnings to fixed charges were computed by dividing income from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, dividends declared on preferred securities issued by affiliates and one-third of rent expense, which approximates the interest factor.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Transamerica is required to adopt this statement as of January 1, 2000. The effect on Transamerica's financial statements of adopting this standard is uncertain at this time.


                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                           CONSOLIDATED BALANCE SHEET

                                     Assets

                                                                                                 June 30,               December 31,
                                                                                                   1998                     1997
Investments, principally of life insurance subsidiaries:
     Fixed maturities ..........................................................               $  29,768.0               $  29,210.8
     Equity securities .........................................................                   1,653.4                   1,607.5
     Mortgage loans and real estate ............................................                     813.0                     750.2
     Loans to life insurance policyholders .....................................                     455.5                     451.0
     Short-term investments ....................................................                     697.0                     336.0
                                                                                               -----------               -----------
                                                                                                  33,386.9                  32,355.5

Finance receivables ............................................................                   4,784.6                   4,333.4
Less unearned fees ($387.9 in 1998 and
     $340.8 in 1997) and allowance for losses ..................................                     499.1                     430.1
                                                                                               -----------               -----------
                                                                                                   4,285.5                   3,903.3

Cash and cash equivalents ......................................................                     218.1                     132.9
Trade and other accounts receivable ............................................                   2,404.0                   2,165.8
Net assets of discontinued operations ..........................................                      47.3                      40.1
Property and equipment, less accumulated
     depreciation of $1,500.4 in 1998 and
     $1,465.9 in 1997:
     Land, buildings and equipment .............................................                     413.7                     395.4
     Equipment held for lease ..................................................                   2,977.8                   2,996.5
Deferred policy acquisition costs ..............................................                   1,962.0                   2,102.6
Separate account assets ........................................................                   8,005.8                   5,494.7
Goodwill, less accumulated amortization of
     $163.6 in 1998 and $156.2 in 1997 .........................................                     387.8                     423.0
Assets held for sale ...........................................................                      49.1                     377.8
Other assets ...................................................................                     710.4                     785.3
                                                                                               -----------               -----------
                                                                                               $  54,848.4               $  51,172.9
                                                                                               ===========               ===========

(Amounts in millions)


                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                     CONSOLIDATED BALANCE SHEET (Continued)

                      Liabilities and Stockholders' Equity

                                                                                                   June 30,             December 31,
                                                                                                     1998                  1997
Life insurance policy liabilities ..................................................            $  30,803.8             $  30,141.9
Notes and loans payable, principally of
     finance subsidiaries, of which $759.7
     in 1998 and $998.6 in 1997 matures
     within one year ...............................................................                6,302.7                 6,235.3
Accounts payable and other liabilities .............................................                2,193.5                 2,096.9
Income taxes .......................................................................                1,765.3                 1,607.8
Separate account liabilities .......................................................                8,005.8                 5,494.7

Minority interest in preferred securities
     of affiliates .................................................................                  715.0                   715.0

Stockholders' equity:
     Preferred Stock ($100 par value)
         1,200,000 shares authorized;
         none outstanding
     Preference Stock (without par value)--
         5,000,000 shares authorized; none
         outstanding
     Common Stock ($1 par value):
         Authorized--300,000,000 shares
         Outstanding -- 62,443,832 shares in 1998
                  and 62,904,108 shares in 1997,
                  after deducting 17,294,630 shares
                  and 16,834,354 shares in treasury ................................                   62.4                    62.9
     Retained earnings .............................................................                3,450.4                 3,330.8
     Components of other cumulative
         comprehensive income:
              Net unrealized gain from investments
                  marked to fair value .............................................                1,598.9                 1,533.6
              Foreign currency translation adjustments .............................                  (49.4)                  (46.0)
                                                                                                -----------             -----------
                                                                                                    5,062.3                 4,881.3
                                                                                                -----------             -----------
                                                                                                $  54,848.4             $  51,172.9
                                                                                                ===========             ===========

(Amounts in millions except for share data)


                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                          -----------------

                                                  CONSOLIDATED STATEMENT OF INCOME
                                                            Six months ended June 30                   Three months ended June 30
                                                             1998              1997                      1998              1997
REVENUES
Investment income                                      $     1,129.3       $     1,086.7           $       564.8       $       553.7
Life insurance premiums and related income                     909.3               893.6                   452.4               451.5
Finance charges and other fees                                 343.0               249.6                   175.9               126.3
Leasing revenues                                               367.0               370.5                   181.3               181.6
Real estate and tax service revenues                           169.0               146.5                    94.4                90.3
Gain on investment transactions                                127.6                14.4                    43.3                 6.2
Other                                                           57.1                42.8                    31.3                22.5
                                                       -------------       -------------           -------------       -------------
                                                             3,102.3             2,804.1                 1,543.4             1,432.1

EXPENSES
Life insurance benefits                                      1,428.4             1,402.5                   704.0               722.2
Life insurance underwriting, acquisition
     and other expenses                                        359.6               360.3                   181.6               160.5
Interest and debt expense                                      210.0               212.3                   105.1               110.9
Leasing operating and maintenance costs                        221.9               227.7                   110.0               113.7
Provision for losses on receivables                             25.0                 7.5                    11.4                 3.9
Other, including administrative and general
     expenses                                                  389.7               312.9                   192.5               157.1
                                                       -------------       -------------           -------------       -------------
                                                             2,634.6             2,523.2                 1,304.6             1,268.3
                                                       -------------       -------------           -------------       -------------
                                                               467.7               280.9                   238.8               163.8
Income taxes                                                   161.6                87.0                    86.4                50.9
                                                       -------------       -------------           -------------       -------------
Income from continuing operations                              306.1               193.9                   152.4               112.9
Income from discontinued operations                                                275.0                                       275.0
                                                       -------------       -------------           -------------       -------------
Net income                                             $       306.1       $       468.9           $       152.4       $       387.9
                                                       =============       =============           =============       =============

Earnings per Share of Common Stock
     Basic:
         Income from continuing operations
              before investment transactions           $        3.55       $        2.69           $        1.98       $        1.64
         Gain on investment transactions                        1.32                0.14                    0.45                0.06
                                                       -------------       -------------           -------------       -------------
         Income from continuing operations                      4.87                2.83                    2.43                1.70
         Income from discontinued operations                                        4.15                                        4.15
                                                       -------------       -------------           -------------       -------------
         Net income                                    $        4.87       $        6.98           $        2.43       $        5.85
                                                       =============       =============           =============       =============
     Diluted:
         Income from continuing operations
              before investment transactions           $        3.41       $        2.61           $        1.90       $        1.59
         Gain on investment transactions                        1.27                0.14                    0.43                0.06
                                                       -------------       -------------           -------------       -------------
         Income from continuing operations                      4.68                2.75                    2.33                1.65
         Income from discontinued operations                                        4.03                                        4.02
                                                       -------------       -------------           -------------       -------------
         Net Income                                    $        4.68       $        6.78           $        2.33       $        5.67
                                                       =============       =============           =============       =============

Dividends per share of common stock                    $        1.00       $        1.00           $        0.50       $        0.50
                                                       =============       =============           =============       =============

Ratio of earnings to fixed charges                              2.82                2.12
                                                       ==============      =============


(Amounts in millions except for share data)




                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Six months ended
                                                                  June 30,
                                                             1998        1997
OPERATING ACTIVITIES
Income from continuing operations ...................   $     306.1  $    193.9
Adjustments to reconcile income from
     continuing operations to net cash
     provided by operating activities:
         Change in accounts payable and
              other liabilities .....................         (44.9)      984.2
         Change in accounts receivable
              and other assets ......................        (137.0)     (324.2)
         Increase in life insurance policy
              liabilities, excluding policyholder
              balances on interest-sensitive policies         675.1       336.1
         Amortization of policy acquisition costs ...         180.0       105.4
         Policy acquisition costs deferred ..........        (302.0)     (221.8)
         Depreciation and amortization ..............         170.5       166.9
         Other ......................................         122.1        21.8
                                                        -----------  ----------
     Net cash provided by operations ................         969.9     1,262.3

INVESTING ACTIVITIES
Finance receivables originated ......................      (9,819.7)   (9,649.4)
Finance receivables collected .......................      10,066.6     9,268.3
Purchase of investments .............................      (5,159.0)   (5,978.1)
Sales and maturities of investments .................       4,680.1     4,534.9
Proceeds from the sale of and cash
     transactions with discontinued operations ......          (4.0)    4,039.7
Purchase of finance receivables from
     Whirlpool Financial Corporation ................        (378.4)
Other ...............................................        (138.1)     (403.5)
                                                        -----------  ----------
     Net cash provided (used) by
         investing activities .......................        (752.5)    1,811.9

FINANCING ACTIVITIES
Proceeds from debt financing ........................         984.4     2,760.7
Payment of notes and loans ..........................        (926.5)   (6,404.1)
Receipts from interest-sensitive policies
     credited to policyholder account balances ......       4,231.0     3,810.9
Return of policyholder balances on
     interest-sensitive policies ....................      (4,234.2)   (2,935.8)
Treasury stock purchased ............................        (195.8)     (305.2)
Redemption of preferred stock .......................                    (318.9)
Proceeds from issuance of common stock ..............          71.7        51.2
Dividends ...........................................         (62.8)      (67.4)
                                                        -----------  ----------
     Net cash used by financing activities ..........        (132.2)   (3,408.6)
                                                        -----------  ----------
Increase (decrease) in cash and cash
     equivalents ....................................          85.2      (334.4)
Cash and cash equivalents at beginning
     of year ........................................         132.9       440.9
                                                        -----------  ----------
Cash and cash equivalents at end of period ..........   $     218.1  $    106.5
                                                        ===========  ==========

(Amounts in millions)

Page 7
                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                            Six months ended June 30,
                                    1998 1997

Balance at beginning of year ...............       $  3,330.8        $  2,920.2
Net income .................................            306.1             468.9
Dividends on common stock ..................            (62.8)            (64.8)
Dividends on preferred stock ...............                               (2.6)
Treasury stock purchased ...................           (123.7)           (172.2)
                                                   ----------        ----------
Balance at end of period ...................       $  3,450.4        $  3,149.5
                                                   ==========        ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

         In the first six months of 1998 income from continuing operations before investment transactions increased $38.7 million (21%) over the first six months of 1997 due to increases in life insurance, real estate, commercial lending and leasing operating results and lower unallocated interest and other expenses. Net income for the first six months of 1998 included net after tax gains from investment transactions aggregating $82.8 million compared to $9.3 million in the first six months of 1997. Net income for the first six months of 1997 included a $275 million after tax gain from the sale of the branch based consumer lending business. Including the net after tax gains from investment transactions and the 1997 after tax gain from the sale of the branch-based consumer lending business, Transamerica's net income for the first six months of 1998 decreased $162.8 million (35%), from the first six months of 1997.

         In the second quarter of 1998 income from continuing operations before investment transactions increased $15.4 million (14%) over the second quarter of 1997 primarily due to increases in commercial lending, life insurance and leasing operating results and lower unallocated interest and other expenses, partially offset by lower real estate operating results. Net income for the second quarter of 1998 included net after tax gains from investment transactions aggregating $28.1 million compared to $4 million in the second quarter of 1997. Net income for the second quarter of 1997 included the $275 million after tax gain discussed above. Including the net after tax gains from investment transactions and the 1997 after tax gain from the sale of the branch-based consumer lending business, Transamerica's net income for the second quarter of 1998 decreased $235.5 million (61%), compared to the second quarter of 1997.

     Gain on investment transactions, pretax, included in consolidated revenues, comprised (amounts in millions):

                                                                           Six months ended June 30,     Three months ended June 30,
                                                                             1998              1997           1998             1997

Net gain (loss) on sale of investments ..........................         $  182.6          $   0.4          $  89.6          $  2.7
Adjustment for impairment in value ..............................            (29.2)            (2.0)           (21.3)
Adjustment to amortization of
    deferred policy acquisition
    costs for realized investment
    transactions ................................................            (25.8)            16.0            (25.0)            3.5
                                                                          --------          -------          -------          ------
                                                                          $  127.6          $  14.4          $  43.3          $  6.2
                                                                          ========          =======          =======          ======

     The amortization of deferred policy acquisition costs for universal life and other interest-sensitive life insurance products was adjusted due to gains or losses realized on the sale of certain investments. The adjustment to the amortization of deferred policy acquisition costs was included in investment transactions as an offset to the related gains or losses. Investment transactions also reflected downward adjustments primarily for impairment in the value of certain below investment grade fixed maturity investments, mortgage loans, real estate investments and real estate acquired through foreclosure.


                                               REVENUES AND INCOME BY LINE OF BUSINESS

                                                                  Six months ended June 30                        Second Quarter
                                                           Revenues                       Income                   Income (Loss)
                                                      1998           1997           1998         1997            1998          1997
                                                                    (Amounts in millions)
Life insurance revenue and income
     before investment transactions ..............    $  2,026.1     $  1,964.9     $  162.9     $  142.8     $   85.0     $   79.9

Commercial lending ...............................         340.5          239.0         47.0         41.9         29.0         20.7
Leasing ..........................................         404.1          408.6         31.2         28.3         15.6         12.5
Amortization of goodwill .........................                                      (7.3)        (6.4)        (3.9)        (3.2)
                                                      ----------     ----------     --------     --------     --------     --------
Total finance ....................................         744.6          647.6         70.9         63.8         40.7         30.0

Real estate services revenue and income
     before investment transactions ..............         216.9          189.1         44.9         36.7         26.5         28.6
Amortization of goodwill .........................                                      (0.1)        (0.1)        (0.1)        (0.1)
                                                      ----------     ----------     --------     --------     --------     --------
                                                           216.9          189.1         44.8         36.6         26.4         28.5

Unallocated interest and
     other expenses ..............................          18.1           16.4        (55.3)       (58.6)       (27.8)       (29.5)
Consolidation eliminations .......................         (31.0)         (28.4)
                                                      ----------     ----------     --------     --------     --------     --------

Revenues and income from continuing
         operations before investment
         transactions ............................       2,974.7        2,789.6        223.3        184.6        124.3        108.9

     Gains on investment transactions:
         Life insurance ..........................          51.9            3.5         33.8          2.2         16.7         (1.5)
         Real estate .............................          75.7           11.0         49.0          7.1         11.4          5.5
                                                      ----------     ----------     --------     --------     --------     --------
Total investment gains ...........................         127.6           14.5         82.8          9.3         28.1          4.0
                                                      ----------     ----------     --------     --------     --------     --------
Total revenues and income from
     continuing operations .......................    $  3,102.3     $  2,804.1     $  306.1     $  193.9     $  152.4     $  112.9
                                                      ==========     ==========     ========     ========     ========     ========

Life insurance

     Net income from the life insurance operations for the six and three month periods ended June 30, 1998 increased by $51.7 million (36%) and $23.3 million (30%) compared to the corresponding periods of 1997. Income before investment transactions for the first half and second quarter of 1998 increased $20.1 million (14%) and $5.1 million (6%) compared to the same periods of 1997. Net after tax gains from investment transactions for the first half and second quarter of 1998 increased $31.6 million and $18.2 million compared to the same periods of 1997. The six month results for 1997 were unfavorably affected by a $20.1 million after tax charge for a legal settlement recorded in the life insurance division.

     The life insurance division's income before investment transactions for the six and three month periods ended June 30, 1998 was $44.7 million and $23.9 million compared to $19.2 million and $18.7 million in the same periods of 1997. The increase for the three month period was primarily the result of comparatively lower claims activity. The 1997 six month period included the $20.1 million after tax charge discussed above.

     Annuities' income before investment transactions for the six and three month periods ended June 30, 1998 was $25.9 million and $13.9 million as compared to $24.5 million and $10.2 million in the same periods of 1997. The increases were primarily attributable to higher interest spreads and increases in fee income related to variable annuities.

     The asset management group's income before investment transactions was $36.2 million and $19.9 million for the six and three month periods ended June 30, 1998 compared to $28.2 million and $14.9 million for the corresponding periods of 1997. The increase in earnings was primarily attributable to favorable interest spreads and increased fee income resulting from overall growth in the line's asset management business.

     Within the reinsurance line, income before investment transactions for the six and three month periods ended June 30, 1998 was $25.5 million and $12.9 million. Comparable earnings for the same periods of 1997 were $35 million and $18.1 million. The decreases were primarily due to premium and reserve reporting issues on certain recent portfolio treaties.

     The Canadian line's income before investment transactions of $14.3 million and $6.8 million in the first six and three month periods of 1998 were slightly lower than the earnings of $14.7 million and $7.1 million for the same periods in 1997. The decreases were due primarily to unfavorable foreign exchange rates.

     For the corporate line, income before investment transactions decreased $4.9 million (23%) and $3.4 million (31%) during the six and three month periods of 1998 as compared to the same periods of 1997. The decreases were attributable primarily to a higher effective tax rate and increased systems expenses related to year 2000 compliance.

     Gains on investment transactions increased by $31.6 million for the six month period ended June 30, 1998 as compared to the first six months of 1997. For the three month period ended June 30, 1998, the life companies experienced investment transaction gains of $16.7 million after tax as compared to net losses of $1.5 million for the same three month period of 1997. Included in these amounts are after tax net gains of $69.6 million and $46.8 million realized on sales of investments during the six month and three month periods ended June 30, 1998, compared to after tax net losses of $6.8 million and $3.8 million realized during the comparable periods of 1997. Adjustments to the amortization of deferred policy acquisition costs reduced investment gains in the six and three month periods ended June 30, 1998 by $16.8 million and $16.3 million after tax. Investment transactions for the six and three month periods ended June 30, 1998 reflect adjustments of $19 million and $13.8 million after tax primarily for impairment in value of certain below investment grade fixed maturity investments.

     Total life companies net investment income increased by $45.4 million (4%) and $17.2 million (3%) for the six and three month periods ended June 30, 1998 as compared to the same periods of 1997 which was principally the result of a growing invested asset base.

     Total life companies policy revenue increased $15.7 million (2%) and $900,000 (less than 1%) for the six and three month periods of 1998 as compared to the same periods of 1997. These increases were primarily due to increased premiums from traditional life products and higher fees from interest sensitive policies partially offset by decreases in single premium annuities and reinsurance.

     Total life companies insurance benefit costs and expenses increased $25.4 million (1%) and $3.2 million (less than 1%) for the six and three month periods ended June 30, 1998 as compared to the same periods of 1997. The increases were primarily due to increases in interest credited on interest-sensitive policies, premium and reserve reporting issues on certain recent reinsurance portfolio treaties and increases in systems related costs, offset in part by lower claims on life insurance products. The 1997 six month period included the provision for the legal settlement discussed above.

     Cash provided by life companies operations for the six and three month periods ended June 30, 1998 increased $220.3 million (41%) and $273.4 million (101%) over the same periods of 1997. These increases were primarily due to the timing of the settlement of certain receivables and payables, including reinsurance receivables and payables. The life companies continue to maintain a sufficiently liquid investment portfolio to cover operating requirements. Remaining funds are invested in long term securities.


Commercial Lending

     Commercial lending net income for the first half and second quarter of 1998 was $40.7 million and $25.6 million compared to $36.6 million and $18.1 million for the comparable periods of 1997. Commercial lending income, before the amortization of goodwill, for the first half and second quarter of 1998 increased $5.1 million (12%) and $8.3 million (40%) from 1997's first half and second quarter. Operating results for the second quarter of 1998 included $3.2 million in after tax gains on the securitization of $300 million of floorplan receivables and $200 million of commercial loan and lease receivables. Included in the six months ended June 30, 1998 was a first quarter $3 million tax benefit from the resolution of prior year tax matters, a first quarter $2.1 million after tax charge for losses and the restructuring of the insurance premium finance business, and a first quarter $2.1 million after tax gain on the securitization of $300 million of floorplan receivables. In the six months ended June 30, 1997 was a first quarter $3.2 million tax benefit from the satisfactory resolution of prior years' tax matters. Higher margins due to higher average net receivables in the first half and second quarter of 1998 were partially offset by an increase in operating expenses and in the provision for losses on finance receivables.

     Revenues in the first half and second quarter of 1998 increased $101.5 million (42%) and $54.3 million (45%) over the corresponding 1997 periods. Revenues rose in 1998 principally due to growth in average net receivables outstanding. Revenues in the first six months and second quarter of 1998 included $8.9 million and $5.7 million in gains from the securitization of receivables.

     Interest expense increased $15 million (18%) and $7.5 million (17%) in the first half and second quarter of 1998 due to a higher average interest rate on borrowings and higher average debt levels needed to support receivables growth. Operating expenses for the first six months and second quarter of 1998 increased $62.2 million (74%) and $27.5 million (67%) over the corresponding 1997 periods primarily as a result of the integration of the Whirlpool Finance operations and higher levels of business volume and outstanding receivables. The provision for losses on receivables for the first half and second quarter of 1998 increased $17.5 million (232%) and $7.5 million (191%) from the corresponding 1997 periods principally as a result of higher credit losses in the retail portfolio and additional provisions in the first quarter of 1998 on the insurance premium finance portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.68% for the first half and 0.79% for the second quarter of 1998 compared to 0.15% and 0.13% for the comparable periods of 1997.

     Net commercial finance receivables outstanding at June 30, 1998 increased $411 million (12%) from December 31, 1997. The increase in receivables was largely a result of a decision not to sell the insurance premium finance operation and the reclassification of those receivables from assets held for sale to finance receivables, and the acquisition during the first half of 1998 of the retail finance business and the remaining international assets from Whirlpool Financial Corporation which amounted to $387 million of net finance receivables. This completed the acquisition of $1.1 billion in net receivables and other assets representing substantially all of the inventory and retail finance business from Whirlpool Finance Corporation. The total purchase price was $1.3 billion in cash subject to post closing adjustments. Management has established an allowance for losses equal to 2.64% of net commercial finance receivables outstanding as of June 30, 1998 compared to 2.35% at December 31, 1997.

     Delinquent receivables are defined as instalments for inventory finance and asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $47.1 million (1.12% of receivables outstanding) at June 30, 1998 compared to $18 million (0.48% of receivables outstanding) at December 31, 1997. The increase in delinquent receivables at June 30,1998 was primarily due to the inclusion of the insurance premium finance receivables which were reported as assets held for sale at December 31,1997, and the receivables of the new retail lending operation. Delinquent insurance premium finance receivables at December 31, 1997 were $14.2 million.

     Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or sooner if it appears doubtful they will be fully collectible. Nonearning receivables on revolving credit card accounts included in retail are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due accounts are collected. Nonearning receivables were $50.7 million (1.21% of receivables outstanding) at June 30, 1998 compared to $26.4 million (0.71% of receivables outstanding) at December 31, 1997. The increase in nonearning receivables at June 30, 1998 was primarily due to the inclusion of the insurance premium finance receivables which were reported as assets held for sale at December 31, 1997 and an increase in distribution finance nonearning receivables. Nonearning insurance premium finance receivables at December 31, 1997 were $7.5 million.

Leasing

     Leasing net income for the first half and second quarter of 1998 was $30.2 million and $15 million compared to $27.3 million and $12 million for the first half and second quarter of 1997. Leasing income, before the amortization of goodwill, was $31.2 million and $15.6 million in the first half and second quarter of 1998 compared to $28.3 million and $12.5 million in the corresponding periods of 1997.

     Leasing income, before the amortization of goodwill, for the first half and second quarter of 1998, increased $2.9 million (10%) and $3.1 million (24%) versus the first half and second quarter of 1997. Higher earnings for both the first half and second quarter resulted primarily from lower operating and ownership costs for standard containers attributable to the accelerated disposition of equipment in line with a fleet downsizing initiative. Chassis earnings were also favorable due to more units on hire from both increased utilization and a larger fleet mainly associated with an increased demand for chassis used with U.S. domestic containers. Partially offsetting the earnings increases were lower earnings in rail trailers due to fewer units on hire associated with the continued decline in the demand for this equipment type.

     Revenue for the first half of 1998 decreased $4.5 million (1%) versus the first half of 1997 and was approximately the same level for the second quarter of 1998 compared to the second quarter of 1997. The revenue decrease was due to less units on-hire for standard containers associated with continued weak market conditions and a smaller fleet size and less on-hire rail trailers from accelerated equipment sales. Offsetting these decreases were increased revenues from more chassis on-hires due to favorable U.S. market conditions for this equipment and more on-hire European trailers due to the continued growth of this product.

     Expenses for the first half and second quarter of 1998 decreased $9.6 million (3%) and $5.4 million (3%) over the corresponding 1997 periods, mainly due to lower ownership and operating costs associated with smaller standard containers and rail trailer fleets. Offsetting these decreases were increased expenses associated with Year 2000 information technology expenditures and from the expansion of our European trailer operations.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 79% for both the first half and second quarter of 1998 compared to 78% for both the first half and second quarter of 1997. Rail trailer utilization was 79% and 80% for the first half and second quarter of 1998 compared to 83% for both the first half and second quarter of 1997. European trailer utilization was 90% and 91% for the first half and second quarter of 1998 compared to 91% and 92% for the first half and second quarter of 1997.


Real Estate Services

     This segment includes Transamerica's real estate information businesses as well as certain real estate holdings and other investments.

     Net income for the first half of 1998 increased $50.1 million (115%) over the first half of 1997. Net income included net after tax gains from investment transactions of $49 million and $7.1 million in the first half of 1998 and 1997. Income before investment transactions in the first half of 1998 increased $8.2 million (22%) from the first half of 1997 primarily due to higher levels of mortgage originations and refinancings. Income before investment transactions in the first half of 1997 included a $15.5 million after tax gain realized on the sale of a real estate property.

     Net income for the second quarter of 1998 increased $3.8 million (11%) over the second quarter of 1997. Net income included net after tax gains from investment transactions of $11.4 million and $5.5 million in the second quarters of 1998 and 1997. Income before investment transactions in the second quarter of 1998 decreased $2.1 million (7%) from the second quarter of 1997 primarily due to the 1997 gain on sale of the real estate property noted above, offset in part by higher levels of mortgage originations and refinancings in the 1998 second quarter.

     Revenues for the first half of 1998 increased $92.5 million (46%) over the first half of 1997. Revenues for the second quarter of 1998 increased $15 million (12%) over the second quarter of 1997. The increases in the six month period and second quarter of 1998 were primarily due to increased gains from investment transactions and the higher level of mortgage originations and refinancings noted above.

Unallocated Interest and Expenses

     Unallocated interest and other expenses, after related income taxes, for the first half of 1998 decreased $3.3 million from the first half of 1997. Unallocated interest and other expenses, after related income taxes, for the second quarter of 1998 decreased $1.7 million over the same quarter of 1997. The decreases were primarily due to lower interest expense.


Discontinued Operations

     In the first six months and second quarter of 1998, results from discontinued operations were break even. In the first six months and second quarter of 1997, income from discontinued operations was $275 million, which consisted entirely of net gains from the sale of the branch based consumer lending operations.

Comprehensive Income

         In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive  income for the six months ended June 30, 1998 and 1997 comprised:
                                                                                    Six months ended           Three months ended
                                                                                         June 30,                    June 30,
                                                                                    1998          1997          1998         1997
Net income .................................................................     $  306.1      $  468.9      $  152.4      $  387.9
Other comprehensive income, net of tax:
    Unrealized gains (losses) from investments marked to fair value:  Unrealized holding gains (losses) arising during period:
             Equity securities .............................................        (57.7)        139.5        (189.6)        137.5
             Fixed maturities ..............................................        123.0         (41.8)         89.5         269.3
         Less: reclassification adjustment
         for gains included in net income ..................................        (82.8)         (9.3)        (28.1)         (4.0)

                                                                                 $  (17.5)     $   88.4      $ (128.2)     $  402.8

    Foreign currency translation adjustments................................         (3.4)        (11.0)         (2.5)         (3.8)
                                                                                 ________      ________      ________      ________
Comprehensive income .......................................................     $  285.2      $  546.3      $   21.7      $  786.9
                                                                                 ========      ========      ========      ========

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

     In May 1997, Transamerica announced that its board of directors had authorized additional purchases of up to 6 million shares of the company's common stock. At June 30, 1998, there were 788,900 shares remaining to be purchased under this authorization. During the second quarter of 1998, Transamerica purchased 917,600 shares for a total cost of $106.1 million.

Investment Portfolio

     Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $33.4 billion at June 30, 1998, of which $29.8 billion was invested in fixed maturities. At June 30, 1998, 94.3% of the fixed maturities was rated as "investment grade" with an additional 3.5% in the BB category or its equivalent. The amortized cost of fixed maturities was $27.3 billion resulting in a net unrealized gain position, before the effect of income taxes and adjustments to deferred acquisition costs and policy liabilities, of $2.5 billion at June 30, 1998. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $1.9 million at June 30, 1998 and December 31, 1997. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $90 million at June 30, 1998 and $72.9 million at December 31, 1997.

     In addition to the investments in fixed maturities, $813 million (2% of the investment portfolio), net of allowance for losses of $25.8 million, was invested in mortgage loans and real estate including $736.1 million in commercial mortgage loans, $72.5 million in real estate investments, $400,000 in foreclosed real estate and $29.8 million in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8%, and delinquent loans, totaled $2.9 million at June 30, 1998 and $2.3 million at December 31, 1997. Allowances for possible losses of $1.3 million at June 30, 1998 and $1.5 million at December 31, 1997 have been established to cover possible losses from mortgage loans and real estate investments.


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

     Derivative financial instruments with a notional amount of $10.1 billion at June 30, 1998 and $10 billion at December 31, 1997 and designated as hedges of portions of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $4.7 billion at June 30, 1998 and $4 billion at December 31, 1997 and designated as hedges of Transamerica's liabilities were outstanding.

     While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1998, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at June 30, 1998 and December 31, 1997 was a net benefit of $215.2 million and $212.7 million comprising agreements with aggregate gross benefits of $245.6 million and $238 million and agreements with aggregate gross obligations of $30.4 million and $25.3 million.


Year 2000 Issue

     Transamerica has developed a plan to modify its information systems technology to recognize the year 2000. Most of Transamerica's critical systems have either been remediated or are in the final stages of being remediated. These systems will be tested during the second half of 1998 and are expected to be year 2000 ready by the end of 1998. The remaining systems are expected to be year 2000 ready by mid-1999.

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



Part II.  Other Information

Item 4.  Submission of matters to a Vote of Security Holders.

     At the Corporation's Annual Meeting of Stockholders held on April 23, 1998, its stockholders voted on a number of proposals and nominations. Results of these proposals and nominations were:
                                                 Votes             Votes            Votes
                                                  For             Against         Withheld         Abstentions

Nomination for director:
     Robert W. Matschullat ................     54,540,535                        762,566
     Gordon E. Moore ......................     54,540,396                        762,705
     Condoleezza Rice .....................     54,485,948                        817,153


Election of auditors ......................     54,857,551        253,934                           191,615

Approval to adopt the
     1998 Cash Long Term
     Incentive Plan .......................     51,355,511      3,108,418                           839,171

Approval of an amendment
     to the Corporation's Certificate
     of Incorporation increasing
     the number of authorized
     shares of common stock ...............     48,055,105      6,854,806                           393,189

Approval of an amendment
     to the 1995 Performance
     Stock Option Plan ....................     45,659,305      8,816,311                           827,484

         A total of 55,303,101 shares were present in person or by proxy at the Annual Meeting.



Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.

                12     Computation of Ratio of Earnings from continuing operations to Fixed Charges.
                27     Financial Data Schedule.

         (b)    Reports on Form 8K - None


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANSAMERICA CORPORATION
(Registrant)




Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  August 4, 1998