Form 10-Q
period 1998-09-30
TRANSAMERICA CORP
filed 1998-11-16
CIK 99189

Page 1
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Common Stock, $1 par value, outstanding as of close of business on October 31, 1998: 62,364,379 shares.

TRANSAMERICA CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended September 30, 1998 and 1997, and the balance sheet as of December 31, 1997 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1997. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

                                  * * * * * * *

         Earnings per share is calculated by dividing income available to common stockholders by the average number of common, and for diluted earnings per share common stock equivalent, shares outstanding. Basic earnings per share is based upon the weighted average number of common shares outstanding for the three months ended September 30, 1998 and 1997 of 62,427,000 and 63,017,000 and for the nine month periods then ended of 62,744,000 and 64,961,000. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common stock options outstanding, using the treasury stock method, of 64,625,000 and 65,202,000 for the three months ended September 30, 1998 and 1997 and 65,163,000 and 66,991,000 for the nine month periods ended September 30, 1998 and 1997. The computations for the nine month period of 1997 are based on income after deduction of preferred dividends of $2.6 million and the premium on redemption of preferred stock of $3.8 million.

         Effective January 1, 1998, Transamerica adopted the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1 which requires, among other things, that payroll costs incurred in the development of computer software systems be capitalized. The effect of adoption was to increase consolidated income for the nine months and three months ended September 30, 1998 by $5.3 million ($0.08 diluted earnings per share) and $1.9 million ($0.03 diluted earnings per share).

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



                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                           CONSOLIDATED BALANCE SHEET

                                     Assets



                                                                       September 30,      December 31,
                                                                            1998             1997


Investments, principally of life insurance subsidiaries:
    Fixed maturities                                                    $ 29,763.8       $ 29,210.8
    Equity securities                                                      1,749.7          1,607.5
    Mortgage loans and real estate                                           815.9            750.2
    Loans to life insurance policyholders                                    454.4            451.0
    Short-term investments                                                   372.2            336.0
                                                                        ----------       ----------
                                                                          33,156.0         32,355.5

Finance receivables                                                        5,586.3          4,333.4
Less unearned fees ($389.5 in 1998
    and $340.8 in 1997) and allowance for
    losses                                                                   511.1            430.1
                                                                        ----------       ----------
                                                                           5,075.2          3,903.3

Cash and cash equivalents                                                    195.1            132.9
Trade and other accounts receivable                                        2,598.9          2,165.8
Net assets of discontinued operations                                         38.7             40.1
Property and equipment, less accumulated
    depreciation of $1,573.4 in 1998 and
    $1,465.9 in 1997:
        Land, buildings and equipment                                        442.1            395.4
        Equipment held for lease                                           3,031.5          2,996.5
Deferred policy acquisition costs                                          2,068.5          2,102.6
Separate account assets                                                    7,685.9          5,494.7
Goodwill, less accumulated amortization of
    $167.8 in 1998 and $156.2 in 1997                                        394.5            423.0
Assets held for sale                                                          25.7            377.8
Other assets                                                                 731.8            785.3
                                                                        ----------       ----------
                                                                        $ 55,443.9       $ 51,172.9
                                                                        ==========       ==========


(Amounts in millions)




                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                     CONSOLIDATED BALANCE SHEET (Continued)

                      Liabilities and Stockholders' Equity



                                                                      September 30,     December 31,
                                                                          1998              1997


Life insurance policy liabilities                                       $ 30,651.8      $ 30,141.9
Notes and loans payable, principally of
    finance subsidiaries, of which $980.4
    in 1998 and $998.6 in 1997 matures
    within one year                                                        6,995.9         6,235.3
Accounts payable and other liabilities                                     2,321.2         2,096.9
Income taxes                                                               1,844.8         1,607.8
Separate account liabilities                                               7,685.9         5,494.7

Guaranteed preferred beneficial interest in
    Company's junior subordinated debentures                                 715.0           715.0

Stockholders' equity:
    Preferred Stock ($100 par value):
        1,200,000 shares authorized; issuable
          in series, cumulative;
           none outstanding
         Preference Stock (without par value)--
         5,000,000 shares authorized; none
         outstanding
        Common Stock ($1 par value):
        Authorized--300,000,000 shares
        Outstanding-- 62,320,382 shares in 1998
          and 62,904,108 shares in 1997,
          after deducting 17,418,080 shares
          and 16,834,354 shares in treasury                                   62.3            62.9
    Retained earnings                                                      3,521.1         3,330.8
    Components of other cumulative
        comprehensive income:
           Net unrealized gain from investments
               marked to fair value                                        1,695.0         1,533.6
           Foreign currency translation adjustments                          (49.1)          (46.0)
                                                                        ----------      ----------
                                                                           5,229.3         4,881.3
                                                                        ----------      ----------
                                                                        $ 55,443.9      $ 51,172.9
                                                                        ==========      ==========

 (Amounts in millions except for share data)




                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                             ----------------------

                        CONSOLIDATED STATEMENT OF INCOME



                                                                     Nine months ended        Three months ended
                                                                       September 30,              September 30,
                                                                     1998        1997          1998         1997

 REVENUES
 Investment income                                                 $ 1,688.6   $ 1,635.5     $ 559.3     $ 548.8
 Life insurance premiums and related income                          1,349.6     1,364.9       440.3       471.4
 Finance charges and other fees                                        513.6       376.6       170.6       127.0
 Leasing revenues                                                      548.5       565.3       181.5       194.8
 Real estate and tax service revenues                                  271.1       219.8       102.1        73.2
 Gain (loss) on investment transactions                                129.5         3.0         1.9       (11.5)
 Other                                                                  91.1        62.3        34.0        19.6
                                                                    --------    --------     -------     -------
                                                                     4,592.0     4,227.4     1,489.7     1,423.3

 EXPENSES
 Life insurance benefits                                             2,126.1     2,115.5       697.7       713.0
 Life insurance underwriting, acquisition
     and other expenses                                                527.3       544.7       167.7       184.4
 Interest and debt expense                                             312.4       310.1       102.5        97.8
 Leasing operating and maintenance costs                               337.8       340.7       116.0       113.1
 Provision for losses on receivables                                    37.7        10.2        12.7         2.7
 Other, including administrative and
     general expenses                                                  591.4       469.1       201.5       156.1
                                                                    --------     -------     -------     -------
                                                                     3,932.7     3,790.3     1,298.1     1,267.1
                                                                    --------     -------     -------     -------
                                                                       659.3       437.1       191.6       156.2
 Income taxes                                                          229.1        94.3        67.5         7.3
                                                                    --------     -------     -------     -------

 Income from continuing operations                                     430.2       342.8       124.1       148.9
 Income from discontinued operations                                               276.1                     1.1
                                                                    --------     -------     -------     -------

 Net Income                                                         $  430.2     $ 618.9     $ 124.1     $ 150.0
                                                                    ========     =======     =======     =======

 Earnings per share of common stock:
     Basic:
         Income from continuing operations
              before investment transactions                        $  5.52      $  5.15     $  1.97     $  2.48
         Gain (loss) on investment transactions                        1.34         0.03        0.02       (0.12)
                                                                    -------      -------     -------     -------

         Income from continuing operations                             6.86         5.18        1.99        2.36
         Income from discontinued operations                                        4.25                    0.02
                                                                    -------      -------     -------     -------

         Net Income                                                 $  6.86      $  9.43     $  1.99     $  2.38
                                                                    =======      =======     =======     =======

     Diluted:
         Income from continuing operations
              before investment transactions                        $  5.31      $  5.00     $  1.90     $  2.40
         Gain (loss) on investment transactions                        1.29         0.02        0.02       (0.12)
                                                                    -------      -------     -------     -------

         Income from continuing operations                             6.60         5.02        1.92        2.28
         Income from discontinued operations                                        4.12                    0.02
                                                                    -------      -------     -------     -------

         Net Income                                                 $  6.60      $  9.14     $  1.92     $  2.30
                                                                    =======      =======     =======     =======

 Dividends per share of common stock                                $  1.50      $  1.50     $  0.50     $  0.50
                                                                    =======      =======     =======     =======

 Ratio of earnings to fixed charges                                    2.73         2.19
                                                                       ====         ====

(Amounts in millions except for per share data)





                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        Nine months ended
                                                                          September 30,
                                                                        1998          1997

OPERATING ACTIVITIES
Income from continuing operations                                  $    430.2     $   342.8
Adjustments to reconcile income from
     continuing operations to net cash
     provided by operating activities:
         Increase in life insurance policy
              liabilities, excluding policyholder
              balances on interest-sensitive policies                   881.4         786.3
         Amortization of policy acquisition costs                       268.4         180.9
         Policy acquisition costs deferred                             (479.0)       (335.2)
         Depreciation and amortization                                  260.6         253.1
         Other                                                          153.1         (39.5)
                                                                   ----------     ---------
     Net cash provided by operations                                  1,514.7       1,188.4

INVESTING ACTIVITIES
Finance receivables originated                                      (15,918.0)    (16,185.3)
Finance receivables collected and sold                               15,342.1      15,967.7
Purchase of investments                                              (6,515.2)     (8,717.9)
Sales and maturities of investments                                   6,201.8       7,551.6
Proceeds from the sale of and cash transactions
     with discontinued operations                                         4.4       4,176.2
Purchase of finance receivables from
     Whirlpool Financial Corporation                                   (386.4)
Other                                                                  (279.3)       (488.0)
                                                                   ----------     ---------
     Net cash provided (used) by
         investing activities                                        (1,550.6)      2,304.3

FINANCING ACTIVITIES
Proceeds from debt financing                                          1,808.9       3,310.7
Payment of notes and loans                                           (1,067.3)     (6,756.8)
Receipts from interest-sensitive policies
     credited to policyholder account balances                        6,843.4       5,376.2
Return of policyholder balances on
     interest-sensitive policies                                     (7,246.4)     (5,029.5)
Treasury stock purchases                                               (235.2)       (424.0)
Redemption of preferred stock                                                        (318.9)
Other common stock transactions                                          88.7          89.2
Dividends                                                               (94.0)        (98.9)
                                                                   ----------    ----------
     Net cash provided (used) by financing activities                    98.1      (3,852.0)
                                                                   ----------    ----------

Increase (decrease) in cash and cash equivalents                         62.2        (359.3)
Cash and cash equivalents at beginning of year                          132.9         441.0
                                                                   ----------    ----------
Cash and cash equivalents at end of period                         $    195.1    $     81.7
                                                                   ==========    ==========

(Amounts in millions)





                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS



                                               Nine months ended
                                                 September 30,
                                             1998             1997


Balance at beginning of year               $ 3,330.8      $ 2,920.2
Net income                                     430.2          618.9
Dividends on common stock                      (94.0)         (96.3)
Dividends on preferred stock                                   (2.6)
Treasury stock purchased                      (145.9)        (252.3)
                                           ---------      ---------
Balance at end of period                   $ 3,521.1      $ 3,187.9
                                           =========      =========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

         In the first nine months of 1998 income from continuing operations before investment transactions increased $5.1 million (1%) over the first nine months of 1997. Income from continuing operations before investment transactions in the first nine months of 1997 included a $44.1 million benefit from the resolution of prior year tax matters. Excluding the tax benefit, income from continuing operations before investment transactions increased $49.2 million (17%) due to increases in real estate, life insurance and commercial lending operating results offset in part by lower leasing operating results and higher unallocated interest and other expenses. Net income for the first nine months of 1998 included net after tax gains from investment transactions aggregating $83.9 million compared to $1.6 million in the first nine months of 1997. Net income for the first nine months of 1997 included income from discontinued operations of $276.1 million, including a $275 million after tax gain from the sale of the branch based consumer lending business. Including the net after tax gains from investment transactions, the 1997 income from discontinued operations and the $44.1 million tax benefit in 1997, Transamerica's net income for the first nine months of 1998 decreased $188.7 million (30%) from the first nine months of 1997.

         In the third quarter of 1998 income from continuing operations before investment transactions decreased $33.6 million (21%). Excluding the $44.1 million tax benefit described above, income from continuing operations before investment transactions increased $10.5 million (9%) over the third quarter of 1997 primarily due to increases in real estate, commercial lending and life insurance operating results, partially offset by lower leasing operating results and higher unallocated interest and other expenses. Net income for the third quarter of 1998 included net after tax gains from investment transactions aggregating $1.1million compared to losses of $7.7 million in the third quarter of 1997. Including the net after tax gains (losses) from investment transactions, the income in 1997 from discontinued operations and the $44.1 million tax benefit in 1997, Transamerica's net income for the third quarter of 1998 decreased $25.9 million (17%) compared to the third quarter of 1997.

     The pretax gain (loss) on investment transactions, included in consolidated revenues, comprised (amounts in millions):

                                                     Nine Months Ended       Three Months Ended
                                                       September 30,            September 30,
                                                     1998        1997         1998        1997


   Net gain (loss) on sale
     of investments                                 $ 209.1    $  (9.6)     $  26.4    $ (10.1)
   Adjustment for impairment in value                 (42.8)      (2.0)       (13.6)
   Adjustment to amortization of
     deferred policy acquisition
     costs for realized gains/losses
     on investment  transactions                      (36.8)      14.6        (10.9)      (1.4)
                                                    -------    -------      -------    -------

                                                    $ 129.5    $   3.0      $   1.9    $ (11.5)
                                                    =======    =======      =======    =======




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



                     REVENUES AND INCOME BY LINE OF BUSINESS


                                                            Nine months ended September 30            Third Quarter
                                                             Revenues           Income (loss)         Income (loss)
                                                         1998        1997       1998       1997       1998       1997
                                                                            (Amounts in millions)


Life insurance revenue and income
       before investment transactions                 $ 3,021.2   $ 2,985.5    $ 248.8    $ 227.1    $  85.9    $  84.3

Commercial lending                                        511.4       361.4       72.3       63.1       25.3       21.2
Leasing                                                   608.5       619.0       44.7       45.6       13.5       17.3
Amortization of goodwill                                                         (11.2)      (9.5)      (3.9)      (3.1)
                                                      ---------   ---------    -------    -------    -------    -------
Total finance                                           1,119.9       980.4      105.8       99.2       34.9       35.4

Real estate services revenue and income
       before investment transactions                     341.0       283.9       79.4       54.0       34.5       17.3
Amortization of goodwill                                                          (0.1)      (0.1)
                                                      ---------   ---------    -------    -------    -------    -------
Total real estate services                                341.0       283.9       79.3       53.9       34.5       17.3

Unallocated interest and
     other expenses                                        26.5        25.3      (87.6)     (39.0)     (32.3)      19.6
Consolidation eliminations                                (46.1)      (50.7)
                                                      ---------   ---------    -------    -------    -------    -------

Revenues and income from continuing
         operations before investment
         transactions                                   4,462.5     4,224.4      346.3      341.2      123.0      156.6

     Gains (losses) on investment transactions:
         Life insurance                                    48.7       (17.6)      31.7      (11.5)      (2.1)     (13.7)
         Real estate services                              80.8        20.6       52.2       13.1        3.2        6.0
                                                      ---------   ---------    -------    -------    -------    -------

Total investment gains (losses)                           129.5         3.0       83.9        1.6        1.1       (7.7)
                                                      ---------   ---------    -------    -------    -------    -------

Total revenues and income from
     continuing operations                            $ 4,592.0   $ 4,227.4    $ 430.2    $ 342.8    $ 124.1    $ 148.9
                                                      =========   =========    =======    =======    =======    =======


Life Insurance

         Net income from the life insurance operations for the nine and three month periods ended September 30, 1998 increased by $64.9 million (30%) and $13.2 million (19%) compared to the corresponding periods of 1997. Income before investment transactions for the nine and three month periods ended September 30, 1998 increased $21.7 million (10%) and $1.6 million (2%) compared to the same periods of 1997. Net after tax gains from investment transactions for the first nine months of 1998 were $31.7 million compared to net losses of $11.5 million in the same period in 1997. In the quarter ended September 30, 1998, net income included net after tax losses from investment transactions of $2.1 million compared to losses of $13.7 million in the same period of 1997. The nine month results for 1997 were unfavorably affected by a $20.1 million after tax charge for a legal settlement recorded in the life insurance division.

         The life insurance division's income before investment transactions for the nine and three month periods ended September 30, 1998 was $64 million and $19.3 million compared to $46 million and $26.8 million in the same periods of 1997. Excluding the $20.1 million after tax charge discussed above, income for the first nine months of 1998 decreased $2.1 million primarily due to unfavorable claims activity offset in part by higher investment income and lower operating expenses. The decrease in the third quarter of 1998 was primarily the result of higher mortality claims.

         Annuities' income before investment transactions for the nine and three month periods ended September 30, 1998 was $41.1 million and $15.3 million compared to $39.2 million and $14.7 million in the same periods of 1997. The increases were primarily attributable to higher interest rate spreads and increases in fee income related to variable annuities.

         The asset management group's income before investment transactions was $52.7 million and $16.4 million for the nine and three month periods ended September 30, 1998 compared to $41.2 million and $13 million for the corresponding periods of 1997. The increases in earnings were primarily attributable to favorable interest rate spreads and increased fee income resulting from overall growth in the line's asset management business.

     Within the reinsurance line, income before investment transactions for the nine and three month periods ended September 30, 1998 was $43.2 million and $17.8 million. Comparable earnings for the same periods of 1997 were $44 million and $9 million. For the nine month period, the decrease was primarily due to higher reserve increases and operating expenses partially offset by an increase in annuity production resulting in higher fee income. The increase in third quarter income was due to favorable claims experience.

         The Canadian line's income before investment transactions of $21.8 million and $7.5 million in the nine and three month periods ended September 30, 1998 were slightly lower than the earnings of $23.2 million and $8.6 million over the same periods in 1997 due primarily to unfavorable foreign exchange rates.

         For the corporate line, income before investment transactions for the nine and three month periods ended September 30, 1998 was $26 million and $9.7 million. Comparable earnings for the same periods of 1997 were $33.5 million and $12.3 million. The decreases were attributable primarily to an increase in the 1998 effective tax rate, lower rental income and increased technology expenses.

         After tax gains on investment transactions increased by $43.2 million for the nine month period ended September 30, 1998 compared to the first nine months of 1997. For the three month period ended September 30, 1998, the life companies experienced investment transaction losses of $2.1 million after tax compared to after tax losses of $13.7 million for the same three month period of 1997. Included in these amounts are after tax net gains of $83.4 million and $13.8 million realized on sales of investments during the nine month and three month periods ended September 30, 1998, compared to after tax net losses of $19.6 million and $12.8 million realized during the comparable periods of 1997. For the nine month and three month periods ended September 30, 1998, adjustments to the amortization of deferred policy acquisition costs reduced investment gains by $23.9 million and $7.1 million after tax. Investment transactions for the nine and three month periods ended September 30, 1998 reflect adjustments of $27.8 million and $8.8 million primarily for impairment in value of certain fixed maturity investments.

         Total life companies' net investment income increased by $50.9 million (3%) and $5.6 million (1%) for the nine and three month periods ended September 30, 1998 compared to the same periods of 1997 which was principally the result of a growing invested asset base.

         Total life companies' premiums and other income decreased $15.3 million (1%) and $31.1 million (7%), for the nine and three month periods ended September 30, 1998 compared to the same periods of 1997. These decreases were primarily due to decreased premiums from reinsurance and single premium annuities, partially offset by increases in traditional life products and higher fees from interest sensitive policies. The decrease in the reinsurance line's premium revenue was primarily due to a decision to reduce the Company's exposure to certain accident and health reinsurance contracts by retroceding premiums to another company.

         Total life companies' insurance benefit costs and expenses decreased $6.8 million (less than 1%) and $32 million (4%) for the nine and three month periods ended September 30, 1998 compared to the same periods of 1997. The 1997 nine month period included the charge for the legal settlement discussed above. Excluding that item, there was an increase for the nine month period primarily due to increases in interest credited on interest-sensitive policies, higher insurance claims and increases in systems related costs. The decrease for the quarter was primarily due to lower benefit costs, smaller reserve increases and lower commission expenses.

         Cash provided by life companies operations for the nine and three month periods ended September 30, 1998 increased $289.4 million (38%) and $69.1 million (29%) over the same periods of 1997. These increases were primarily due to the timing of the settlement of certain receivables and payables, including reinsurance receivables and payables. The life insurance operation continues to maintain a sufficiently liquid investment portfolio to cover operating requirements. The remainder of our funds are invested in long term securities.

Commercial Lending

         Commercial lending net income for the first nine months and third quarter of 1998 was $62.6 million and $21.8 million compared to $55.1 million and $18.5 million for the comparable periods of 1997. Commercial lending income, before the amortization of goodwill, for the first nine months and third quarter of 1998 increased $9.2 million (15%) and $4.1 million (19%) from 1997's first nine months and third quarter. Higher margins due to higher average net receivables outstanding contributed to increased profits and more than offset increased operating expenses and provision for losses on receivables.

         Revenues in the first nine months and third quarter of 1998 increased $150 million (42%) and $48.5 million (40%) over the corresponding 1997 periods. Revenues rose in the 1998 periods principally due to higher servicing and other income on securitized receivables and higher average net receivables outstanding attributable to growth.

         Interest expense increased $18.7 million (15%) and $3.7 million (8%) in the first nine months and third quarter of 1998 primarily due to higher average debt levels needed to support receivables growth and higher average interest rates during the first half of 1998. Operating expenses for the first nine months and third quarter of 1998 increased $92.1 million (73%) and $29.9 million (70%) primarily as a result of higher levels of business volume and outstanding receivables and the integration of the Whirlpool Financial operations. The provision for losses on receivables for the first nine months and third quarter of 1998 increased $27.5 million (268%) and $10 million (369%) from the corresponding 1997 periods principally as a result of higher credit losses in the retail portfolio and additional provisions in the first and third quarters of 1998 on the insurance premium finance portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.70% for the first nine months and 0.73% for the third quarter of 1998 compared to 0.14% and 0.12% for the comparable periods of 1997.

         Net commercial finance receivables outstanding increased $1.1 billion (32%) from December 31,1997. The increase in receivables was largely the result of continued growth in the business credit portfolio, the decision not to sell the insurance premium finance operation and reclassification of those receivables from assets held for sale to finance receivables, and the acquisition during the first half of 1998 of the retail finance business and the remaining international assets from Whirlpool Financial Corporation which amounted to $387 million of net finance receivables. This completed the acquisition of $1.1 billion in net receivables and other assets representing substantially all of the inventory and retail finance business from Whirlpool Financial Corporation. Management has established an allowance for losses equal to 2.43% of net commercial finance receivables outstanding as of September 30, 1998 compared to 2.35% at December 31, 1997.

         Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables over 60 days past due. Delinquent receivables were $44.8 million (0.91% of receivables outstanding) at September 30, 1998 compared to $18 million (0.48% of receivables outstanding) at December 31, 1997. The increase in delinquent receivables at September 30, 1998 was primarily due to the inclusion of the insurance premium finance receivables which were reported as assets held for sale at December 31,1997, and the receivables of the new retail lending operation. Delinquent insurance premium finance receivables at December 31,1997 were $14.2 million.

         Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts included in retail are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due accounts are collected. Nonearning receivables were $48.7 million (0.99% of receivables outstanding) at September 30, 1998 compared to $26.4 million (0.71% of receivables outstanding) at December 31, 1997. The increase in nonearning receivables at September 30,1998 was primarily due to the inclusion of the premium finance receivables which were reported as assets held for sale at December 31,1997 and the receivables of the new retail lending operation. Nonearning insurance premium finance receivables at December 31,1997 were $7.5 million.

Leasing

         Leasing net income for the first nine months and third quarter of 1998 was $43.2 million and $13 million compared to $44 million and $16.7 million for the first nine months and third quarter of 1997. Leasing income, before the amortization of goodwill, was $44.7 million and $13.5 million in the first nine months and third quarter of 1998 compared to $45.6 million and $17.3 million for the corresponding periods of 1997.

         Leasing income, before the amortization of goodwill, decreased $900,000 (2%) and $3.8 million (22%) for the first nine months and third quarter of 1998 compared to the corresponding periods of 1997. Lower earnings in the third quarter of 1998 were primarily due to lower per diem rates and fewer on hire standard and reefer containers due to continued weak demand for this equipment type. European trailer results were also lower due to increased operating expense from a larger rental fleet. Partially offsetting these decreases was an increase in chassis performance associated with demand for chassis used for domestic container transportation.

         Revenue for the first nine months and third quarter of 1998 decreased $10.5 million (2%) and $6 million (3%) compared to the corresponding periods of 1997. Revenue was lower for standard containers due to a smaller fleet attributable to accelerated equipment disposition and from lower per diem rates. Rail trailer revenues were lower due to fewer units on hire associated with the continued decline in the demand for this equipment type and refrigerated container revenue was lower due to lower utilization and per diem rates. Partially offsetting these decreases were increased revenues due to more units on hire attributable to larger fleets for tank containers, chassis, domestic containers and European trailers.

         Expenses for the first nine months and third quarter of 1998 decreased $9.9 million (2%) and $300,000 (less than 1%) compared to the corresponding periods for 1997. Decreases in ownership expenses for standard containers and rail trailers attributable to smaller fleets were partially offset by increased ownership expenses attributable to larger fleets of tank containers, chassis, domestic containers and European trailers. Selling and administrative expenses increased in the 1998 periods primarily from expansion of the European trailer business and increased Year 2000 information technology expenditures.

         The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 79% for both the first nine months and third quarter of 1998 compared to 78% and 79% for the first nine months and third quarter of 1997. Rail trailer utilization was 81% and 84% for the first nine months and third quarter of 1998 compared to 83% and 84% for the first nine months and third quarter of 1997. European trailer utilization was 89% and 86% for the first nine months and third quarter of 1998 compared to 91% and 90% for the first nine months and third quarter of 1997.

Real Estate Services

         This segment includes Transamerica's real estate information businesses as well as certain real estate holdings and other investments.

         Net income for the first nine months of 1998 increased $64.5 million (96%) over the first nine months of 1997. Net income included net after tax gains from investment transactions of $52.2 million and $13.1 million in the first nine months of 1998 and 1997. Income before investment transactions in the first nine months of 1998 increased $25.4 million (47%) from the first nine months of 1997 primarily due to the effects of higher levels of mortgage originations and refinancings. Income before investment transactions in the first nine months of 1997 included a $15.5 million after tax gain realized on the sale of a real estate property.

         Net income for the third quarter of 1998 increased $14.4 million (62%) over the third quarter of 1997. Net income included net after tax gains from investment transactions of $3.2 million and $6 million in the third quarters of 1998 and 1997. Income before investment transactions in the third quarter of 1998 increased $17.2 million (99%) from the third quarter of 1997 primarily due to the effects of higher levels of mortgage originations and refinancings.

         Revenues for the first nine months of 1998 increased $117.3 million (39%) over the first nine months of 1997. Revenues for the third quarter of 1998 increased $24.7 million (24%) over the third quarter of 1997. The increases in the nine month period and third quarter of 1998 were primarily due to increased gains from investment transactions for the nine month period and the higher level of mortgage originations and refinancings noted above.

Unallocated Interest and Expenses

         Unallocated interest and expenses, after related income taxes, for the first nine months and third quarter of 1998 increased $48.6 million (125%) and $51.9 million (265%). Unallocated interest and expenses in the first nine months and third quarter of 1997 included a $44.1 million benefit from the satisfactory resolution of prior year tax issues. Excluding the tax benefit, unallocated interest and expenses increased $4.5 million (5%) and $7.8 million (32%). The increases were primarily due to costs associated with the Capital Trust Pass-Through Securities issued in November 1997 and expenses associated with the Corporation's long term incentive plan.

Discontinued Operations

         In the first nine months and third quarter of 1998, results from discontinued operations were break even. In the first nine months and third quarter of 1997, income from discontinued operations was $276.1 million (consisting almost entirely of a net gain of $275 million from the sale of the branch based consumer lending operations) and $1.1 million.

Comprehensive Income

         In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the nine months and the three months ended September 30, 1998 and 1997 comprised:



                                                             Nine months ended         Three months ended
                                                               September 30,              September 30,
                                                             1998         1997         1998          1997


Net income                                                  $ 430.2   $   618.9    $ 124.1        $  150.0
Other comprehensive income, net of tax:
    Unrealized gains (losses) from investments
     marked to fair value:
         Unrealized holding gains (losses)
         arising during period:
               Equity securities                               11.3       308.9       69.0           169.4
               Fixed maturities                               150.1       269.7       27.1           311.5
         Less: reclassification adjustment
    for (gains) losses included in net income                 (83.9)       (1.6)      (1.1)            7.7
                                                           --------   ---------    -------         -------
                                                              507.7     1,195.9      219.1           638.6

    Foreign currency translation adjustments                   (3.1)       (6.5)       0.3             4.5
                                                           --------   ---------    -------         -------

Comprehensive income                                       $  504.6   $ 1,189.4    $ 219.4        $  643.1
                                                           ========   =========    =======        ========


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

         The Corporation also borrows funds to finance acquisitions or to lend to certain of its subsidiaries to finance their working capital needs. Subsidiaries are required to maintain prudent financial ratios consistent with other companies in their industries and retain the capacity through committed credit lines or liquid assets to repay working capital loans from the Corporation.

         In May 1997, Transamerica announced that its board of directors had authorized additional purchases of up to 6 million shares of the company's common stock. At September 30, 1998, there were 446,600 shares remaining to be purchased under this authorization. During the third quarter of 1998, Transamerica purchased 342,300 shares for a total cost of $38.7 million.

Investment Portfolio

         Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $33.2 billion at September 30, 1998, of which $29.8 billion was invested in fixed maturities. At September 30, 1998, 94.1% of the fixed maturities were rated as "investment grade" with an additional 3.6% in the BB category or its equivalent. The amortized cost of fixed maturities was $27.1 billion resulting in a net unrealized gain position of $2.7 billion at September 30, 1998 before the effect of income taxes and adjustments to deferred acquisition costs and policy liabilities. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $1.9 million at September 30, 1998 and December 31, 1997. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $81 million at September 30, 1998 and $72.9 million at December 31, 1997.

         In addition to the investments in fixed maturities, $816 million (2% of the investment portfolio), net of allowance for losses of $25.6 million, was invested in mortgage loans and real estate, including $722.8 million in commercial mortgage loans, $76.2 million in real estate investments, $1.4 million in foreclosed real estate and $41.2 million in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8%, and delinquent loans, totaled $2.7 million at September 30, 1998 and $2.3 million at December 31, 1997. Allowances for possible losses of $1.2 million at September 30, 1998 and $1.5 million at December 31, 1997 have been established to cover possible losses from mortgage loans and real estate investments.

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

         Derivative financial instruments with a notional amount of $10.1 billion at September 30, 1998 and $10 billion at December 31, 1997 were outstanding and designated as hedges of Transamerica's investment portfolio. In addition, derivative financial instruments with a notional amount of $4.4 billion at September 30, 1998 and $4 billion at December 31, 1997 were outstanding and designated as hedges of Transamerica's liabilities.

         While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1998, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at September 30, 1998 and December 31, 1997 was a net benefit of $348.3 million and $212.7 million comprising agreements with aggregate gross benefits of $388.2 million and $238 million and agreements with aggregate gross obligations of $39.9 million and $25.3 million.

         When an asset or liability which is hedged by a derivative contract is sold or otherwise disposed of, the derivative contract is either reassigned to hedge another asset or liability or closed out, and any gain or loss recognized.

Year 2000 Issue

         Transamerica has developed a plan to modify its information systems technology to recognize the Year 2000. Transamerica's project to address the Year 2000 issue includes ensuring the readiness of its business applications, operating systems and hardware on mainframes, personal computers and wide and local area networks. The project also addresses issues related to non-information technology embedded software and equipment, the readiness of key business partners and updating business continuity plans.

         External consultants with expertise in reviewing project management and oversight activities for Year 2000 remediation plans were engaged to conduct a review of Transamerica's Year 2000 readiness plans during the second quarter of 1998. Transamerica has also engaged experts to assist in developing work plans and cost estimates and to complete remediation activities.

         The project has four phases: (1) problem determination, (2) planning and resource acquisition, (3) remediation and (4) testing and acceptance. During phase one, Transamerica determined the size and scope of the problem and prepared an inventory of the hardware, software, interfaces and other items that may be affected. Software code was scanned. Third parties were contacted to determine the status of their efforts. During phase two, Transamerica assessed the risks and decided whether to fix, replace, discard, or test the items identified in the inventory then, if necessary, prepared a project plan and allocated appropriate resources. Phase three covers remediation where date occurrences in internally maintained systems are analyzed and corrected. Software and hardware are replaced where necessary. Operating systems that interface with outside parties are examined in more detail and modified if required. Phase four includes testing and acceptance of software, hardware, third party interfaces and related items to ensure they will work in a number of different Year 2000 scenarios.

         The most significant categories of outside parties to Transamerica are agents and brokers, financial institutions, software vendors, governmental agencies, third party service providers and utility providers (gas, electric and telecommunications). Transamerica's assessment of its key business partners is in the preliminary stages. Surveys have been mailed, follow up contacts are underway and strategies are being developed to address issues as they are identified. This effort is expected to continue well into 1999.

         Following is the status of Transamerica's Year 2000 compliance efforts for critical systems at each of its business segments.

         The life insurance operation had completed a significant portion of the remediation phase as of September 30, 1998, and is expected to be substantially completed by March 1999. As of September 30, 1998, testing was well underway and is expected to be substantially completed by June 1999.

         The commercial lending operation had completed a significant portion of the remediation phase as of September 30, 1998. It expects the remaining work to be concluded by the end of 1998. As of September 30, 1998, testing had commenced and is expected to be substantially finished by March 1999. The commercial lending operations systems in Europe, which affects a small percentage of the business, will be remediated and tested in 1999.

     The leasing operation had significantly completed the remediation phase as of September 30, 1998. Testing was well underway as of September 30, 1998, and is expected to be substantially completed by the end of 1998. In addition to the systems being remediated, the customer service, fleet management and equipment repair and maintenance system is scheduled for replacement in 1999.

         The major business in the real estate segment, Transamerica Real Estate Tax Service, and most of the other businesses in this segment had completed a significant portion of the remediation phase as of September 30, 1998 and the remediation phase is expected to be substantially completed by the end of 1998. At September 30, 1998, testing had commenced and the testing phase, including testing with numerous governmental agencies, is expected to be substantially completed by September 30, 1999.

         The projected total cost associated with required modifications to become ready for the Year 2000 is between $25 million and $35 million, which is being expensed as incurred. At this time there can be no assurance that these estimates will not be exceeded. Actual results may differ significantly from those projected. Some factors that may cause actual expenditures to differ include the availability and cost of trained personnel and the ability to locate and correct all relevant computer problems. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The total amount expended on the project through September 30, 1998, was $14.4 million. Transamerica does not expect the project to have a significant effect on its financial condition or results of operations.

         Transamerica believes it will achieve Year 2000 readiness; however, the size and complexity of its systems and the need for them to interface with other systems internally and with those of its customers, vendors, partners, governmental agencies and other outside parties, create the possibility that some of its systems may experience Year 2000 problems. Specific factors that give rise to this concern include a possible loss of qualified resources, failure to identify and remediate all affected systems, noncompliance by third parties whose systems and operations interface with Transamerica's systems and other similar uncertainties. Transamerica is developing contingency plans to minimize any potential disruptions to operations, especially from externally interfaced systems over which it has limited or no control.

Euro Conversion

         Transamerica conducts business in a number of the European countries that are converting to a common currency, the "euro," as of January 1, 1999. Transamerica has evaluated the potential impact of the Euro conversion on its operations. Its evaluation considered competitive position, potential information technology and currency risks, derivative and financial instrument exposure, continuity of contracts and taxation. As a result of this evaluation, Transamerica is in the process of upgrading those information systems necessary to support transactions denominated in the euro. Transamerica derived revenues from the group of eleven countries converting to the euro of $65.7 million and $21.8 million for the nine and three month periods ended September 30, 1998 and had total assets in these countries of $424.5 million at September 30, 1998. Transamerica does not anticipate that the euro conversion will have a material impact on its financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     10.1 Form of $150 Nonqualified Stock Option Agreement granted with Tandem Limited Stock Appreciation Right under the Registrant's 1995 Performance Stock Option Plan to Frank C. Herringer.

     10.2 Form of Tandem Limited Stock Appreciation Right (tandem to $150 Option) granted under the Registrant's 1995 Performance Stock Option Plan to Frank C. Herringer.

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

Date:    November 13, 1998