Form 10-Q/A
period 1998-09-30
TRANSAMERICA CORP
filed 1999-01-21
CIK 99189

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-Q/A

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1998

                          Commission File Number 1-2964

                               -------------------

                            TRANSAMERICA CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                       94-0932790
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Common Stock, $1 par value, outstanding as of close of business on January 19, 1999: 124,533,166 shares.

Transamerica Corporation hereby amends, as set forth below, its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed on November 13, 1998:


Item 5.  Other Information.

In December 1998, the Board of Directors approved an amendment to the advance notice provisions of the Company's By-Laws. Under the amended provisions, a stockholder who wishes to present business or a director nomination at an annual meeting of stockholders must provide notice of its intention to do so, and certain other information, not less than seventy days nor more than ninety days prior to the first anniversary of the preceding year's annual meeting. For the annual meeting to be held on April 22, 1999, therefore, notice of such stockholder business must be presented not later than February 12, 1999 to be considered timely under the By-Laws.

Also  in  December  1998,   the  Company  filed  its  Restated   Certificate  of
Incorporation with the Delaware Secretary of State.



Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

3(i) Restated Certificate of Incorporation of Transamerica Corporation, as filed with the Secretary of State of the State of Delaware on December 21, 1998.

3(ii) By-Laws of Transamerica Corporation, as amended on December 17, 1998.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA CORPORATION
(Registrant)



Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  January 21, 1999