Form 10-K
period 1998-12-31
TRANSAMERICA CORP
filed 1999-03-26
CIK 99189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Aggregate market value of Common Stock, $1 par value, held by nonaffiliates of the registrant as of the close of business on March 5, 1999: $9,077,897,261

     Number of shares of Common Stock, $1 par value, outstanding as of the close of business on March 5, 1999: 124,617,823

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I:
   Item  1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
   Item  2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . .13
   Item  3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .13
   Item  4.    Submission of Matters to a
                  Vote of Securities Holders  . . . . . . . . . . . . . . . .14

Part II:
   Item  5.    Market for Registrant's Common Equity
                  and Related Stockholder Matters . . . . . . . . . . . . . .15
   Item  6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . .15
   Item  7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . .16
   Item 7A.    Quantitative and Qualitative Disclosures
                  About Market Risk . . . . . . . . . . . . . . . . . . . . .29
   Item  8.    Financial Statements and Supplementary Data  . . . . . . . . .31
   Item  9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure . . . . . . . . . . . .50
Part III:
   Item 10.    Directors and Executive Officers of the Registrant . . . . . .51
   Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . .54
   Item 12.    Security Ownership of Certain
                  Beneficial Owners and Management  . . . . . . . . . . . . .58
   Item 13.    Certain Relationships and Related Transactions . . . . . . . .59

Part IV:
   Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K . . . . . . . . . . . . . . . . . .60

                                     PART I
ITEM I.  BUSINESS

     Transamerica Corporation is a financial services organization which engages primarily through its subsidiaries in life insurance, commercial lending, leasing and real estate services. Transamerica was incorporated in Delaware in 1928.

     On February 18, 1999, Transamerica announced that it had signed a merger agreement with AEGON N.V. (AEGON) providing for AEGON's acquisition of all of Transamerica's outstanding common stock for a combination of cash and AEGON stock worth $9.7 billion. The merger is expected to close during the summer of 1999.

     Effective January 1, 1998, principally through its indirect subsidiary Transamerica Distribution Finance Corporation, Transamerica completed the acquisition of substantially all of the inventory and retail finance businesses of Whirlpool Financial Corporation for a total purchase price of $1.3 billion in cash. A definitive agreement for the acquisition was originally announced on September 18, 1997. The assets acquired consisted of approximately $1.1 billion of net receivables and other assets of Whirlpool's inventory financing, retail financing and international factoring businesses, as well as Whirlpool Financial National Bank, a credit card bank. Funds for the purchase of the assets were provided by short term borrowings and cash from operations.

     On June 23, 1997, Transamerica sold its branch-based consumer lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. Net proceeds were used to purchase Transamerica Corporation common stock, reduce debt and for other general corporate purposes.

     On October 14, 1996, Transamerica acquired all of the outstanding shares of Trans Ocean Ltd., a closely held container leasing company, in exchange for 3.2 million shares ($112.7 million) of Transamerica common stock.

     For information concerning Transamerica's investment portfolio see "Investment Portfolio" in Management's Discussion and Analysis of Financial
Condition and Results of Operations in Item 7, and "Note B. Financial Instruments" in the financial statements included in Item 8.

BUSINESS SEGMENT INFORMATION

     See "Note C. Business Segment Information" in the financial statements included in Item 8.

     The business activities of Transamerica's principal subsidiaries are more fully described below.

Life Insurance

     Transamerica's life insurance business is generated through lines of business which include life insurance products, asset management, annuities, reinsurance and Canada. These lines of business conduct their operations through one or more of the following entities: Transamerica Occidental Life Insurance Company, Transamerica Life Insurance and Annuity Company, Transamerica Life Insurance Company of New York, Transamerica Life Insurance Company of Canada and Transamerica Assurance Company (hereinafter collectively referred to as "Transamerica Life Companies"). The Transamerica Life Companies operate in all states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, Canada, Taiwan, Bermuda and Hong Kong.

     The Transamerica Life Companies design, underwrite, sell and service life insurance, annuities, long-term care insurance, reinsurance and other financial security products. These products are sold in the U.S., Canada and Asia through general agencies, financial institutions and broker/dealers by independent agents and financial planners. Our customers include individuals and families who buy life insurance, annuities, mutual funds and long-term care insurance; businesses that purchase retirement, annuity, mutual fund and other investment products; other life insurance companies that buy reinsurance; and the U.S. government, for which we process Medicare claims.

     The Transamerica Life Companies have approximately 3,100 employees in Los Angeles, California, Kansas City, Missouri, Charlotte, North Carolina, Purchase, New York and Canada who service outstanding policies and new business submitted by agency offices, and approximately 200 field sales office employees serving its sales force.

     The life insurance business is highly competitive. Competition arises from numerous stock and mutual life insurance companies primarily in the United
States, many of which offer products similar to those offered by the Transamerica Life Companies. In the pension and annuity markets, competition also arises from banks, mutual funds and other investment managers. Both product and price competition are intense. We believe that the Transamerica Life Companies' key competitive strengths are their financial position, broad product range, market position, brand name, and diversified distribution system.

     The following table sets forth certain statistical information relating to the Transamerica Life Companies' operations.

                                                                                            Years Ended December 31,
                                                                             -------------------------------------------------------
                                                                                 1998                 1997                 1996

Life Insurance in force: ($ in millions)
   Individual - Universal                                                    $   61,663.4         $   60,010.9         $   59,446.5
   Individual - Traditional (1)                                                 161,624.3            148,117.4            132,944.1
   Worksite marketing - Universal                                                 7,322.0              7,018.2              6,955.8
   Group Term Life/Other                                                         24,831.2             22,583.4             20,816.5
                                                                             ------------         ------------         ------------
                                                                                255,440.9            237,729.9            220,162.9
   Reinsurance assumed                                                          282,317.0            225,685.7            201,560.4
                                                                             ------------         ------------         ------------
                                                                             $  537,757.9         $  463,415.6         $  421,723.3
                                                                             ============         ============         ============

New life insurance issued and paid:
   ($ in millions) (volume)
   Individual - Universal                                                    $    5,621.1         $    3,990.4         $    4,928.2
   Individual - Traditional (1)                                                  33,754.4             33,206.4             19,527.4
   Worksite marketing - Universal                                                 1,415.4              1,560.1              1,657.2

Premiums and related income:
   ($ in millions)
   Traditional Life Premiums: (1)
       First year premiums                                                   $       66.1         $       58.7         $       38.6
       Renewal premiums                                                             330.8                319.5                282.5
       Other                                                                        111.0                 92.6                 59.8
                                                                             ------------         ------------         ------------
                                                                                    507.9                470.8                380.9
   Less: reinsurance premiums ceded                                                (138.7)              (119.8)              (101.7)
                                                                             ------------         ------------         ------------
       Total traditional life premiums                                              369.2                351.0                279.2

   Single premium immediate annuities (2)                                            44.4                 61.1                 66.9
   Group annuities (3)                                                               12.7                 15.0                 47.6
   Charges on interest-sensitive policies (4)                                       690.5                629.4                555.2
   Insurance ceded on interest-sensitive policies                                   (94.8)               (91.6)               (87.1)
   Fee income (5)                                                                   106.1                 82.7                 64.4
   Reinsurance (net of retroceded) (6)                                              601.5                619.5                596.8
   Canada (7)                                                                        81.2                116.8                117.4
   Corporate and other                                                               36.2                 34.1                 51.6
                                                                             ------------         ------------         ------------
Total premiums and other considerations                                      $    1,847.0         $    1,818.0         $    1,692.0
                                                                             ============         ============         ============

                                                                                               Years Ended December 31,
                                                                                   -------------------------------------------------
                                                                                     1998                1997               1996

Average face amount per life insurance policy in force:
   Individual - Universal                                                          $ 171,513           $ 170,602          $ 165,656
   Individual - Traditional                                                        $ 183,559           $ 175,101          $ 169,382
   Worksite Marketing-Universal                                                    $  35,987           $  36,261          $  37,550

Number of life insurance policies in force:
   Individual - Universal                                                            359,526             351,760            358,855
   Individual - Traditional (1)                                                      880,502             845,895            784,877
   Worksite Marketing-Universal                                                      203,462             193,547            185,239


Ratio of underwriting expenses to premiums and other considerations (8)                 20.4%               22.7%              19.2%

Lapse ratio-adjusted for decreases and expiries of term insurance and reinsurance assumed: (9)
      Transamerica Life Companies                                                        8.1%                7.9%               8.7%
      All U.S. stock life insurance companies (10)                                       (11)                8.3%               8.3%

----------
(1)  The increases were generated primarily by lower premiums on these policies consistent with industry trends.
(2)  The 1998 decrease was due to a reduction in structured settlements business.
(3)  The decreases in group annuity premiums resulted primarily from a decline in single premium pension contracts.
(4)  The increases resulted primarily from growth in reinsurance of interest sensitive blocks of business.
(5)  The increases were due to growth in separate accounts business.
(6)  Certain modified coinsurance premiums are shown on a net basis.
(7)  The 1998 decrease was primarily due to a new reinsurance  contract established during the fourth quarter as well as unfavorable foreign exchange rate fluctuations.
(8)  The ratio is the percentage of salaries and other operating  expenses to premiums and related income.  The higher ratio in 1997 was due to charges for a legal settlement and higher general operating expenses.
(9)  The lapse ratio is calculated in accordance with the A.M. Best Company,  Inc. formula.  It is the ratio of amounts of universal and traditional life insurance  terminated  during the year to the aggregate of (1) universal and traditional life insurance in force at the beginning of the year plus (2) new business issued during the prior year.
(10) Industry median, as provided by A.M. Best Company, Inc.
(11) Information not yet available for 1998.

                              --------------------

     Of life insurance in force at December 31, 1998, 19.3% was on residents of California, followed by Texas (9.7%), Illinois (5.3%), Florida (4.1%) and Pennsylvania (3.2%). No other state accounted for more than 3% of life insurance in force. Canada accounted for 12.2% and all other foreign operations accounted for 1.7% of life insurance in force.

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

     For many years the Transamerica Life Companies have solicited life reinsurance from other companies. As of December 31, 1998, the Transamerica Life Companies were accepting business from 298 companies under automatic reinsurance agreements and from approximately 75 other companies on a case by case basis.

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

     For a fee, Transamerica's life insurance operation issues guaranteed investment contracts which guarantee the payment by pension plans of certain qualified benefits if the plans' other sources of liquidity are exhausted. Unlike traditional guaranteed investment contracts, these are synthetic contracts in which the plan sponsor retains the assets and credit risk while the life insurance operation assumes some limited degree of interest rate risk. To minimize the risk of loss, the life insurance operation underwrites these contracts based on the plan sponsor, at the beginning of the contract, agreeing to the investment guidelines to be followed. These guidelines include the overall portfolio credit and maturity requirements. The life insurance operation regularly monitors adherence to these requirements. At December 31, 1998 the life insurance operation had outstanding commitments to maintain liquidity for benefit payments on notional amounts of $5.2 billion compared to $3.3 billion at December 31, 1997. At December 31, 1998 and December 31, 1997 there were no advances outstanding to provide sponsor liquidity under these contracts.

     Investments. The Transamerica Life Companies' investments at December 31, 1998 totaled $32.6 billion which was invested as follows: 88.6% in fixed maturities; 2.6% in mortgage loans and real estate; 2.8% in common stocks; 1.4% in policy loans; 3.7% in short-term investments; 0.5% in redeemable preferred stocks; and 0.4% in other long-term investments. Fixed maturities are invested as follows: 70.9% in industrial and other non-government bonds; 15.2% in public utility bonds; 11.4% in mortgage backed securities (primarily government agencies); 1.4% in United States government bonds; 0.2% in foreign government bonds; and 0.9% in municipal bonds.

     The following table sets forth pretax mean investment yields, including interest earned and dividends received, before (gross) and after (net) deducting investment expenses for the Transamerica Life Companies' various investments. The yields are computed based on the mean of beginning and end of year assets, producing results which vary somewhat from the daily average yield.

                                                        Years Ended December 31,
                                                        ------------------------
                                                         1998     1997     1996

Fixed maturities, at amortized cost--gross               7.99%    7.92%    8.08%
Equity securities, at market value--gross (1)            0.48     1.07     1.59
Mortgages--gross (2) ...........................         8.73     8.83     9.08
Total invested assets:
    Gross ......................................         7.66     7.65     7.86
    Net ........................................         7.40     7.44     7.64

----------
(1) The decreases in the yield resulted primarily from an increase in the market value of the portfolio.
(2) The decreases were primarily due to the funding of new loans at current market rates which were below the average of the existing loans.

Commercial Lending

     The commercial lending business operates from 70 branch lending offices located in the United States (58), Canada (4) and Europe (8). The activities of the commercial lending business are discussed below.

     The product offerings of the distribution finance operation of commercial lending include inventory financing, trade receivable servicing and funding, accounts receivable financing, vendor leasing, retail consumer financing, commercial collection services, credit insurance brokerage, international financing and border to border financing. After initial review of the borrower's credit worthiness, the ongoing management of credit risk includes various monitoring techniques, such as periodic physical inventory checks, monitoring of the borrower's sales and quality of collateral and reviewing customer compliance with financial covenants. In inventory financing, repurchase agreements are generally maintained with manufacturers which provide a degree of security in the event of a repossession.

     The business credit operation of commercial lending provides asset-based loans and equipment financing to middle-market customers, as well as revolving and term loans to early stage technology companies. The asset-based lending activities consist of secured, primarily revolving, loans to manufacturers, retailers, and selected service businesses, as well as other financial services companies. These loans are collateralized and consist of retained credit lines typically from $5 million to $40 million with terms ranging from three to five years. Advances under asset-based loans are limited to specific percentages of the borrowers' eligible collateral. Credit risk is managed by monitoring the quality of the collateral, the borrowers' financial performance, and compliance with financial covenants. The equipment financing activities include collateralized loans and leases, primarily to middle-market manufacturing, transportation and other service companies, secured by equipment essential to the borrowers' businesses. Credit risk in the equipment finance business is managed through rigorous underwriting and transaction structuring. Loans are structured to amortize at a rate that is faster than the term over which the underlying equipment is expected to depreciate. Leases are also structured with guaranteed residuals or are recorded using conservative estimates of the projected fair market value of the collateral at lease expiration. Technology financing consists of term and revolving loans to growing companies in the life sciences and specialized electronics industries to finance research and development, manufacturing and other business activities. All loans are secured and are underwritten based on the strength and viability of the customers' technology, which is evaluated with the help of industry experts and other advisors retained by the business credit unit.

     The relatively short-term nature of the company's financings enables the commercial lending business to adjust its finance charges in response to competitive factors and changes in its costs. The interest rates at which the commercial lending business borrows funds generally move more quickly than the rates at which it lends to customers. As a result, in rising interest rate environments, margins are normally compressed until changes in the prime lending rates are effected. Conversely, in declining interest rate environments, margins are generally enhanced.

     In 1997, the commercial lending operation announced that it intended to sell its insurance premium finance operation and reclassified the insurance premium finance receivables to assets held for sale. In early 1998 management decided not to proceed with such sale. Accordingly, the insurance premium finance receivables were transferred back to finance receivables on the balance sheet.

     During 1998, the commercial lending operation securitized $600 million of distribution finance floorplan finance receivables and $200 million of business credit equipment loans and leases. In 1997 the distribution finance operation securitized $1.5 billion of floorplan finance receivables.

     On December 31, 1997, the ongoing mortgage lending operation that remained from the former consumer lending segment, which was sold on June 23, 1997, was contributed to commercial lending. Receivables, net of unearned finance charges, increased from $107.6 million at December 31, 1997 to $320.8 million (198%) at December 31, 1998.

     During  1995,  the  commercial   lending  operation  also  entered  into  a
three-year arrangement in which it securitized a $475 million participation interest in a pool of its insurance premium finance receivables. This amount was reduced by $100 million to $375 million during 1997. At December 31, 1998, $360 million of securitized insurance premium finance receivables remained outstanding.

     The commercial lending industry is highly competitive and has seen increasing numbers of new market entrants. In addition to competition from other finance companies, there is competition from captive finance subsidiaries of manufacturing companies and commercial banks. The commercial lending business competes by offering a variety of financing products, superior customer service including prompt credit review, and competitive pricing.


     The  following  table sets forth  certain  statistical  information  relating to the  commercial  lending  operation's  finance receivables for the years  indicated.  The table does not include the receivables of the insurance  premium finance  operation as of
December 31, 1997. At that date those receivables were classified as assets held for sale.

                                                                                             Years Ended December 31,
                                                                              ------------------------------------------------------
                                                                                  1998                 1997                  1996
                                                                                           (Dollar amounts in millions)
Volume  of finance receivables acquired:
   Distribution finance (1) ......................................            $   15,720.4         $   12,415.8         $    8,315.6
   Business credit (2) ...........................................                 6,512.1              4,855.6              5,321.6
   Retail (3) ....................................................                 1,130.8
   Other .........................................................                                                               0.1
                                                                              ------------         ------------         ------------

      Total ......................................................            $   23,363.3         $   17,271.4         $   13,637.3
                                                                              ============         ============         ============

Finance receivables outstanding at end of year:
   Distribution finance (4) ......................................            $    2,220.5         $    2,081.1         $    2,530.9
   Business credit (5) ...........................................                 3,096.1              1,541.4              1,263.0
   Retail (3) ....................................................                   717.0                109.2
   Other .........................................................                                                               3.2
                                                                              ------------         ------------         ------------
                                                                                   6,033.6              3,731.7              3,797.1

   Less unearned finance charges (5) .............................                   330.3                199.3                142.0
                                                                              ------------         ------------         ------------

   Net finance receivables - owned ...............................                 5,703.3              3,532.4              3,655.1
   Net finance receivables securitized, sold and serviced (6) ....                 2,988.0              1,810.7                474.3
                                                                              ------------         ------------         ------------

   Net finance receivables owned and serviced ....................            $    8,691.3         $    5,343.1         $    4,129.4
                                                                              ============         ============         ============

Allowance for losses at end of year (7) (8) ......................            $      141.7         $       98.6         $       82.5
Ratio to outstandings less unearned finance charges:
   Owned .........................................................                   1.99%                2.35%                2.22%
   Owned and serviced ............................................                   1.63%                1.85%                2.00%
Provision for credit losses charged to income (9) ................            $       49.8         $       16.2         $       10.2

Credit losses (net of recoveries) (9) ............................            $       34.2         $       10.1         $        5.2
Ratio to average net finance receivables outstanding:
   Owned .........................................................                   0.77%                0.25%                0.16%
   Owned and serviced ............................................                   0.48%                0.22%                0.14%




----------
(1)  The increases  were  primarily due to aggressive  sales and marketing in most of the product lines financed and the addition in
     1997 of $888 million in gross receivables from the acquisition of the inventory finance and international  factoring businesses from Whirlpool Finance Corporation.
(2)  The  increase in 1998 was  primarily  due to  increased  sales in the asset based  lending,  equipment  finance and lease,  and technology finance divisions.
(3)  The 1998 volume amount  includes $334.1 million of gross  receivables  acquired from Whirlpool  Finance  Corporation in January
     1998. The December 31, 1997 receivables  amount  represents the residual ongoing assets from the discontinued  consumer lending segment.
(4)  The 1998  increase  was due to the  aggressive  sales and  marketing  referred to above which was  significantly  offset by the securitization  of $600 million of inventory  floor plan  finance  receivables.  The 1997  decrease  was  primarily  due to the securitization of $1.5 billion of inventory floor plan finance receivables, which more than offset the $888 million increase of gross finance receivables from the Whirlpool Finance Corporation acquisition.
(5)  The increases were primarily due to growth of net  receivables in the asset based  lending,  equipment  finance and lease,  and technology  finance divisions.  In 1997, $281 million of insurance premium finance  receivables were transferred to assets held for sale in line with a plan to sell the  operation in 1998.  In early 1998  management  decided not to proceed with such sale.
     Accordingly, the insurance premium finance receivables were transferred back to finance receivables.
(6)  The amounts are the balances of securitized  receivables outstanding at year end. In 1998, $600 million of distribution finance floorplan receivables and $200 million of equipment loans and leases in business credit were securitized. In 1997, $1.5 billion of distribution finance floorplan  receivables were securitized.  Amounts serviced by the insurance premium finance business of
     $375 million were excluded for 1997 following the decision to reclassify the insurance  premium  finance  receivables to assets held for sale.  In 1998 and 1996,  securitized  insurance  premium  finance  receivables  of $360 million and $475 million were included in the balances.
(7)  Includes allowance for losses on the securitized, sold and serviced portfolio of $28 million in 1998, $15.5 million in 1997 and
     $1.2 million in 1996 which is reported in other liabilities in the consolidated balance sheet.
(8)  The increases were attributable to receivables growth.
(9)  The 1998  increase was primarily  due to the addition of the new retail  lending  operation  acquired  from  Whirlpool  Finance
     Corporation.


                              --------------------

Leasing

     Transamerica Leasing leases, services and manages containers, chassis and trailers throughout the world. The leasing operation is based in Purchase, New York and operates through approximately 430 offices, depots and other facilities in 49 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines, distribution companies and motor carriers.

     The leasing operation's fleet of intermodal transportation equipment is one of the largest in the world based on units of equipment available for hire. We provide service, rental and term operating leases through an extensive worldwide network of offices and third party depots and offer a wide variety of equipment used in international and domestic commerce around the world, in the United States and in Europe. We also utilize technology, including our TradexTM On-line Internet capability, to enable customers around the world to book their own on-hire and off-hire transactions. In addition, our leasing operation provides structured financing that enables customers to purchase equipment over time, and an equipment matching service, GreyboxTM Logistic Services, in which we manage containers for customers and broker equipment interchanges among them. The leasing operation's main competitors are other transportation equipment leasing companies and financial institutions. Due to a worldwide oversupply of containers and low new equipment prices, the demand for leased container equipment declined in 1998 and 1997. As a result, a program of accelerated equipment disposal, initiated at the end of 1997, was implemented in 1998. Accordingly, at December 31, 1997, the leasing operation reclassified $96.1 million of revenue earning equipment to assets held for sale of which $2.3 million was still held for sale at December 31, 1998. The oversupply of containers also resulted in decreased per diem rates in 1998 and 1997.

     At December 31, 1998, the leasing operation's fleet consisted of standard twenty and forty foot dry containers and specialized containers such as refrigerated containers, tank containers, high cube, open top and flatrack equipment types, chassis and U.S. domestic containers totaling 826,500 units which are leased to customers from approximately 380 depots worldwide; 26,200 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shipper's agents and regional truckers; and 19,400 over-the-road trailers in Europe.

     The following table sets forth the leasing operation's fleet size, in units, including owned, managed, leased from others and units held for sale:

                                                      As of December 31,
                                             -----------------------------------
                                              1998           1997         1996

   Containers and chassis (1)                826,500       882,100       896,300
   Rail trailers (2)                          26,200        29,900        34,500
   European trailers (3)                      19,400        15,100        10,300

----------
(1) The 1998 decrease was primarily due to the program of accelerated equipment disposition from less desirable logistical locations in response to the worldwide oversupply of units in 1998 and 1997.
(2) The decreases were due to a decline in demand for this type of equipment in favor of domestic container double-stack rail service and from the sale of older units.
(3) The increases reflect expansion in the European trailer operating lease and rental market.

     The percent of the leasing operation's fleet on term lease with commitment periods from one to fifteen years or service contract minimum lease was 56% in 1998, 55% in 1997 and 53% in 1996. The increases reflect the continuing trend toward increasing term and service contract minimum leases.

     The following table sets forth the leasing operation's fleet utilization for the years indicated:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                    1998        1997        1996

   Containers and chassis (1)                        79%         79%         81%
   Rail trailers (2)                                 83%         85%         82%
   European trailers (3)                             88%         92%         92%

----------
(1) Utilization rates have continued to be negatively impacted by the worldwide oversupply of container equipment despite the accelerated equipment disposition program implemented in 1998.
(2) The decrease in 1998 was due to a decline in demand for this type of equipment in favor of domestic container double-stack rail service while the increase in 1997 resulted from a strong U.S. economy and a decline in the overall supply of equipment.
(3) 1998 utilization declined as rental on-hires were negatively affected by the Russian financial crisis and its impact on trade with Western European countries.

                              --------------------

Real Estate Services

     Real estate services comprise Transamerica's real estate information businesses as well as certain real estate and other investments.

     The largest business is Transamerica Real Estate Tax Service, which serves lending institutions and other loan servicing entities by providing tax parcel identification services, reporting annual tax amount or delinquency information, assisting in the actual creation of tax payments, forwarding payments to taxing authorities, completing related ancillary functions and insulating servicers from many penalty risks associated with the property tax process.

     As of December 31, 1998, tax reports were generated for more than 2,000 institutional mortgage servicers. Competition is increasing in the tax service market, driving down fees at the same time that customers are demanding more services. In response, the Transamerica Real Estate Information Companies have initiated a number of strategies to maintain their industry leadership including development of new technology and centralization of operations.

     The following table sets forth the number of tax service contracts under management at the end of the years indicated and new life of loan contracts written during those years:

                                              As of and Years Ended December 31,
                                              ----------------------------------
                                               1998          1997          1996
                                                     (Amounts in thousands)
   Tax service contracts under management     17,905        17,735        17,529
   New life of loan contracts                  5,498         3,630         3,580

     The real estate services segment includes investments in fixed income and equity securities, and collateralized bond obligations. Certain of these investments collateralize obligations of Transamerica Corporation to the
Transamerica Life Companies. At December 31, 1998, 1997 and 1996 total investments comprised:

                                                      As of December 31,
                                             -----------------------------------
                                              1998           1997         1996
                                                    (Amounts in millions)
   Equity securities at fair value        $  1,266.9    $    780.0    $    541.3
   Fixed maturities at fair value              494.8         502.7         471.3
   Other                                         2.7           5.8          23.6
                                          ----------    ----------    ----------
                                          $  1,764.4    $  1,288.5    $  1,036.2
                                          ==========    ==========    ==========

REGULATION

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

Finance Activities

     Transamerica's commercial lending business is subject to various state, federal and foreign laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.

EMPLOYEES

     The Corporation and its subsidiaries employed approximately 9,200 persons at December 31, 1998.

CONSOLIDATED RATIOS OF EARNINGS TO FIXED CHARGES

     The following table sets forth the consolidated ratios of earnings from continuing operations to fixed charges of Transamerica Corporation and its subsidiaries for each of the five years ended December 31, 1998.

                            Years Ended December 31,
                ------------------------------------------------
                1998       1997       1996       1995       1994

                3.05       2.32       2.52       2.36       2.55

     The ratios of earnings from continuing operations to fixed charges were computed by dividing earnings from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, minority interest charges related to certain securities of affiliates and one-third of rent expense, which approximates the interest factor.


ITEM 2.  PROPERTIES

     The executive offices of Transamerica Corporation are located in the Transamerica Pyramid in San Francisco, California, a 48-story office building. Approximately 15% of the 499,000 square feet of rentable space is occupied by Transamerica and some of its subsidiaries.

     The Transamerica Center in Los Angeles, California consists of a 32-story building, an 11-story building and a 10-story building. Transamerica Center is the home office of certain divisions of the Transamerica Life Companies and certain other subsidiaries of Transamerica. Approximately 57% of the 1,358,000 square feet of rentable space is occupied by Transamerica subsidiaries.


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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock is traded on the New York and Pacific Stock Exchanges in the U.S. and on the Amsterdam, Frankfurt, London, Paris and the Swiss Exchanges.

     High and low sale prices for the Corporation's common stock on the New York Stock Exchange for each quarter in 1998 and 1997:

High and low sales prices for common shares:

                        March 31                  June 30              September 30            December 31                 Year
        1998       $    63 1/4-49 3/8       $ 60 15/16-56 5/16       $   63 1/8-49 1/2       $ 58 9/16-45 3/4       $  63 1/4-45 3/4
        1997       $ 45 15/16-38 9/16       $       48-39 5/16       $ 50 13/16-45 1/8       $ 58 1/4-48 9/16       $ 58 1/4-38 9/16


     Cash dividends declared during 1998 and 1997: Quarterly dividends per share were 25 cents in 1998 and 1997.

     There were 39,400 common stockholders of record as of the close of business on March 5, 1999.


ITEM 6.  SELECTED FINANCIAL DATA

                                                         1998             1997             1996             1995             1994
                                                                     (Amounts in millions except for per share data)
Revenues                                            $    6,428.6     $    5,726.5     $    5,311.7     $    5,170.3     $    4,663.9
Income from continuing operations                   $      707.0     $      532.0     $      501.5     $      390.1     $      336.9
Basic earnings per share from continuing
   operations (1, 2)                                $       5.65     $       4.06     $       3.64     $       2.71     $       2.10
Diluted earnings per share from continuing
   operations (1)                                   $       5.44     $       3.93     $       3.55     $       2.66     $       2.07
Total assets                                        $   58,502.6     $   51,172.9     $   49,931.2     $   47,952.6     $   40,299.0
Long-term debt                                      $    6,273.1     $    5,236.7     $    9,087.0     $    9,341.5     $    7,489.1
Dividends declared per share of common stock (1)    $       1.00     $       1.00     $       1.00     $       1.00     $       1.00

----------
(1)  On January 15, 1999  Transamerica  effected a two-for-one  stock split. All share, per share and common stock amounts have been restated to reflect the effect of this split.
(2)  Basic earnings per share are based on the weighted average number of common shares  outstanding in each year after deduction of preferred dividends and, in 1997 and 1994, premium and expenses on the redemption of preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results

     On February 18, 1999, Transamerica announced that it had signed a merger agreement with AEGON N.V. (AEGON) providing for AEGON's acquisition of all of Transamerica's outstanding common stock for a combination of cash and AEGON stock worth $9.7 billion. The merger is expected to close during the summer of 1999.

     Transamerica's income from continuing operations in 1998 grew $175 million (33%) from 1997 to $707 million. Transamerica's income from continuing operations before investment transactions in 1998 declined $16.7 million (3%) from 1997 to $472 million. Results in 1997 included a $90 million benefit mainly from the resolution of prior years' tax matters and a $25.8 million after tax provision for fleet downsizing and organizational realignment in the leasing operation.

     Excluding the items discussed above, 1998 income from continuing operations before investment transactions increased $47.5 million (11%) over 1997. The increase was primarily due to higher operating results at the real estate services, life insurance and commercial lending businesses. These results were offset in part by lower operating results at the leasing business and higher unallocated interest and other expenses.

Operating Income by Business Segment
                                                                                           1998             1997             1996
                                                                                     (Amounts in millions except for per share data)

Life Insurance                                                                          $   335.2        $   306.4        $   325.4

Finance
Commercial lending                                                                          102.9             92.1             73.2
Leasing                                                                                      63.8             40.6             80.8
Real estate services                                                                        103.2             74.0             44.4
Amortization of goodwill                                                                    (15.9)           (13.3)           (12.7)
                                                                                        ----------       ----------       ----------
Total finance                                                                               254.0            193.4            185.7

Unallocated interest and other expenses                                                    (117.2)           (11.1)           (35.1)
                                                                                        ----------       ----------       ----------
Income from continuing operations before investment transactions                            472.0            488.7            476.0
Gain on investment transactions                                                             235.0             43.3             25.5
                                                                                        ----------       ----------       ----------
Income from continuing operations                                                       $   707.0        $   532.0        $   501.5
                                                                                        ==========       ==========       ==========

Earnings per share of common stock - diluted (1)
Income from continuing operations before investment transactions                        $     3.63       $     3.61       $     3.36
Gain on investment transactions                                                               1.81             0.32             0.19
                                                                                        ----------       ----------       ----------
Income from continuing operations                                                       $     5.44       $     3.93       $     3.55
                                                                                        ==========       ==========       ==========

Average shares outstanding (2)                                                              129.9            133.6            136.5
                                                                                        ==========       ==========       ==========

----------
(1)  On January 15, 1999 Transamerica  effected a two-for-one stock split. All share, per share and common stock amounts herein have been restated to reflect the effect of this split.
(2)  Includes the dilutive effect of stock options.

     Net income, as reported in the consolidated financial statements, for 1998 totaled $707 million, an $86.8 million (11%) decline from 1997, and included net after tax gains from investment transactions of $235 million compared to $43.3 million of investment gains in 1997. During 1998 we realized substantial investment gains on our equity portfolio that reflected another year of exceptional results for the nearly $8 billion of equities we own or manage for others. Net income in 1997 of $793.8 million included $261.8 million of income from discontinued operations that was primarily due to a $275 million after tax gain from the sale of the branch-based consumer lending business. Net income in 1997 was a $337.5 million (74%) improvement over 1996.

     In 1997, income from continuing operations before investment transactions increased $12.7 million (3%) from 1996. The 1996 amount included $68.4 million in benefits primarily from the resolution of prior years' tax matters, and a $4.5 million after tax benefit from the elimination of various contingencies related to the 1995 sale of assets by the commercial lending operation.
Excluding the items discussed above for both years, income from continuing operations before investment transactions for 1997 rose to $424.5 million from $403.1 million, an increase of $21.4 million (5%). The increase was due primarily to higher operating results at the real estate services and commercial lending businesses and lower unallocated interest and other expenses. Lower results at the leasing and life insurance businesses in 1997 partially offset those increases.

Life Insurance

     Net income from our life insurance operations increased by $180.3 million (54%) in 1998 after decreasing $5.9 million (2%) in 1997. Net income included net after tax gains from investment transactions totaling $178.8 million in 1998, $27.3 million in 1997 and $14.2 million in 1996. In 1997, results were affected by a $20.1 million after tax charge for a legal settlement in the life insurance products division and a $5 million after tax provision for costs associated with legal proceedings related to a reinsurance contract. Excluding investment transactions and the 1997 items discussed above, income from insurance operations rose $3.7 million (1%) in 1998 and $6.1 million (2%) in 1997.

     The life insurance products division's income before investment transactions rose $15 million (21%) in 1998. Excluding the $20.1 million after tax charge discussed above, 1998 income decreased $5.1 million primarily due to higher net claims that were partially offset by higher investment income and lower operating expenses.

     At the annuities division, 1998 income before investment transactions increased $4.2 million (8%) because interest rate spreads improved and fee income was higher on our larger variable annuity base.

     The asset management group's income before investment transactions rose $14 million (26%) in 1998 due to favorable interest rate spreads and increased fee income from a larger asset base.

     At the reinsurance division, income before investment transactions declined $2.6 million (4%) in 1998 primarily due to higher reserve increases and operating expenses. These were partially offset by higher fee income generated by an increase in annuity production.

     Income before investment transactions from our Canadian operations in 1998 was slightly higher when denominated in Canadian dollars but decreased $300,000 (1%) when denominated in U.S. dollars because of unfavorable foreign exchange rates.

     In the corporate line, income before investment transactions declined $1.5 million (4%) in 1998 primarily due to lower rental income and increased technology expenses.

     In 1997, income before investment transactions decreased at the life insurance products division compared to 1996 primarily due to the $20.1 million after tax charge for the legal settlement related to the sale and performance of certain universal and whole life insurance policies.

     In the annuities division, income before investment transactions grew in 1997. Interest rate spreads were favorable, fee income was higher because our variable annuity asset base was larger and our operating costs were lower.

     The asset management group had slightly higher income before investment transactions in 1997. Interest rate spreads were favorable and fee income was higher because we were managing more assets. The group's results were reduced by the decision late in 1996 to reduce the scale of the capital-intensive structured settlements business.

     Income before investment transactions was slightly lower at the reinsurance division in 1997 due to increased claim costs partially offset by growth in policy revenue.

     Income before investment transactions from our Canadian operations grew in 1997 because of improved persistency, favorable claims experience and higher management fees from growth in the segregated funds business.

     In the corporate line, income before investment transactions declined in 1997 primarily because increased general operating expenses more than offset higher investment income.

     After tax gains on investment transactions by the life insurance operations comprised:

                                                 1998        1997        1996
                                               --------     -------     -------
                                                     (Amounts in millions)

   Net gain on sale of investments             $  312.6     $  32.9     $  41.9
   Provision for impairment in value              (31.1)      (11.4)       (5.9)
   Amortization of acquisition costs             (102.7)        5.8       (21.8)
                                               --------     -------     -------
                                               $  178.8     $  27.3     $  14.2
                                               ========     =======     =======

     Net investment income for the life insurance companies rose $76.1 million (4%) in 1998 and $89.7 million (4%) in 1997 primarily because of our growing base of invested assets.

     Premiums and other income for the life insurance companies increased $29 million (2%) in 1998 after increasing $126 million (7%) in 1997. Income increased in 1998 largely because of the growth in traditional life products and higher fees from interest sensitive policies. These factors were partially offset by a decline in premiums from reinsurance and single premium annuities. The reinsurance line's lower premium revenue in 1998 was primarily the result of our decision to reduce our exposure to certain accident and health reinsurance contracts by retroceding premiums to another company.

     Life insurance benefit costs and expenses increased $53 million (1%) in 1998 after growing $257.3 million (8%) in 1997. Expenses in 1997 included the charges for the legal matters mentioned earlier. Excluding those charges, expenses rose in 1998 primarily due to increases in the interest credited on interest-sensitive policies, higher insurance claims and increases in commissions.

     Cash provided by the operations of the life insurance companies was $1,303.3 million in 1998, an increase of $314.5 million (32%) from 1997. The increase was primarily due to the timing of the settlement of certain receivables and payables. We continue to maintain a sufficiently liquid investment portfolio at the life insurance companies to cover operating requirements. The balance of our funds are invested in long-term securities.

Life Insurance
                                                 1998        1997        1996
                                                    (Amounts in millions)
Assets
Investments                                  $  32,580.3 $  31,693.7 $  28,935.4
Deferred policy acquisition costs                2,094.7     2,102.6     2,138.2
Separate accounts                                9,101.0     5,494.7     3,527.9
Other assets                                     2,409.9     2,096.3     1,880.5
                                             ----------- ----------- -----------
                                             $  46,185.9 $  41,387.3 $  36,482.0
                                             =========== =========== ===========
Liabilities and Equity
Policy reserves and related items            $  30,336.3 $  30,141.9 $  28,542.8
Separate accounts                                9,101.0     5,494.7     3,527.9
Other liabilities                                1,932.1     1,443.0     1,038.8
Equity (1)                                       4,816.5     4,307.7     3,372.5
                                             ----------- ----------- -----------
                                             $  46,185.9 $  41,387.3 $  36,482.0
                                             =========== =========== ===========
Revenues
Investment income, net of expenses           $   2,245.5 $   2,169.4 $   2,079.7
Premiums and other income                        1,847.0     1,818.0     1,692.0
Gain on investment transactions                    275.0        42.0        21.9
                                             ----------- ----------- -----------
                                                 4,367.5     4,029.4     3,793.6
Expenses
Policyholder benefits                            2,878.0     2,810.9     2,649.7
Commissions and other expenses                     720.8       734.9       638.8
Income taxes                                       254.7       149.9       165.5
                                             ----------- ----------- -----------
                                                 3,853.5     3,695.7     3,454.0
                                             ----------- ----------- -----------
Net income                                   $     514.0 $     333.7 $     339.6
                                             =========== =========== ===========

Source of Cash
Cash provided by operations                  $   1,303.3 $     988.8 $     913.9
Receipts from interest-sensitive policies        9,597.9     6,851.6     6,202.7
                                             ----------- ----------- -----------
                                             $  10,901.2 $   7,840.4 $   7,116.6
                                             =========== =========== ===========
Application of Cash
Returns on interest-sensitive policies       $  10,477.6 $   6,411.2 $   5,211.0
Net purchases of investments                       249.7     1,315.4     1,862.4
Equity transactions                                 79.9        56.2        40.0
Other                                               94.0        57.6         3.2
                                             ----------- ----------- -----------
                                             $  10,901.2 $   7,840.4 $   7,116.6
                                             =========== =========== ===========

---------
(1) Equity includes the effect of marking investments to fair value comprising net gains of $1,280.9 million in 1998, $1,190.6 million in 1997, and $549.8 million in 1996.
     See note B of the notes to the financial statements for consolidated components of unrealized gains.

                              --------------------

Transamerica Finance Corporation

     Transamerica Finance Corporation, which is a separate Securities and Exchange Commission registrant, includes Transamerica's commercial lending and leasing operations. Transamerica Finance Corporation provides funding for these businesses. Its principal assets are finance receivables and equipment held for lease, which totaled a combined $9.3 billion at December 31, 1998 and $6.9 billion at December 31, 1997. These operations have a high level of liquidity since a significant portion of our assets are short term finance receivables. Principal cash collections of finance receivables totaled $21.2 billion in 1998, $16.9 billion in 1997 and $12.9 billion in 1996. Transamerica Finance
Corporation's total notes and loans payable were $7.8 billion at December 31, 1998 and $6 billion at December 31, 1997. Its variable-rate debt totaled $4.5 billion at December 31, 1998 compared to $3.5 billion at December 31, 1997. Transamerica Finance Corporation's ratio of debt to tangible equity was 6.3:1 at December 31, 1998 compared with 6.5:1 at December 31, 1997.

     From time to time, Transamerica Finance Corporation publicly and privately offers senior or subordinated debt securities. It issued a total of $1.9 billion of public debt in 1998, $120 million in 1997 and $688 million in 1996. Under a shelf registration statement filed in December 1998 with the Securities and Exchange Commission, Transamerica Finance Corporation may offer up to $4 billion of senior or subordinated debt securities with varying terms, none of which had been issued at December 31, 1998.

Transamerica Finance Corporation
                                                                                 1998                  1997                  1996
                                                                                             (Amounts in millions)
Assets
Finance receivables less unearned fees and allowance for losses              $   6,298.4           $   3,903.3           $   4,018.4
Net assets of discontinued operations                                                                                        4,326.2
Equipment held for lease                                                         3,038.0               2,996.5               3,118.5
Goodwill                                                                           423.4                 423.0                 368.1
Assets held for sale                                                               180.8                 377.8                   3.4
Other assets                                                                       859.0               1,024.9                 885.0
                                                                             -----------           -----------           -----------
                                                                             $  10,799.6           $   8,725.5           $  12,719.6
                                                                             ===========           ===========           ===========
Liabilities and Equity
Notes and loans payable                                                      $   7,798.6           $   6,025.2           $   9,879.3
Other liabilities                                                                1,411.1               1,397.1               1,087.6
Equity                                                                           1,589.9               1,303.2               1,752.7
                                                                             -----------           -----------           -----------
                                                                             $  10,799.6           $   8,725.5           $  12,719.6
                                                                             ===========           ===========           ===========
Revenues
Finance and leasing revenues                                                 $   1,549.5           $   1,329.5           $   1,206.5
Expenses
Operating expenses                                                                 620.4                 488.7                 406.0
Interest                                                                           382.2                 354.4                 314.2
Depreciation on equipment held for lease                                           281.5                 275.8                 255.1
Provision for losses on receivables                                                 53.0                  18.1                  10.2
Income taxes                                                                        71.6                  74.3                  81.7
                                                                             -----------           -----------           -----------
                                                                                 1,408.7               1,211.3               1,067.2
                                                                             -----------           -----------           -----------
Income from continuing operations                                            $     140.8           $     118.2           $     139.3
                                                                             ===========           ===========           ===========

Source of Cash
Cash provided by operations                                                  $     551.8           $     363.4           $     495.8
Finance receivables collected                                                   21,245.8              16,917.6              12,864.7
Proceeds from sale and cash transactions with discontinued operations               14.9               4,413.2               1,021.8
Proceeds from debt financing                                                     4,202.7               3,401.7               6,784.5
Equity transactions                                                                139.2
Other                                                                              114.0                 382.5
                                                                             -----------           -----------           -----------
                                                                             $  26,268.4           $  25,478.4           $  21,166.8
                                                                             ===========           ===========           ===========
Application of Cash
Additions to equipment held for lease                                        $     400.5           $     378.4           $     391.5
Finance receivables originated                                                  23,035.0              16,136.9              13,543.0
Purchase of finance receivables from Whirlpool Finance Corporation                 386.3                 881.9
Payments of notes and loans                                                      2,446.6               7,263.5               6,932.9
Equity transactions                                                                                      817.7                 237.9
Other                                                                                                                           61.5
                                                                             -----------           -----------           -----------
                                                                             $  26,268.4           $  25,478.4           $  21,166.8
                                                                             ===========           ===========           ===========


Commercial Lending

     Net income from our commercial lending operations was $89.1 million in 1998, an increase of $8.2 million (10%) from $80.9 million in 1997. Income before the amortization of goodwill grew $10.8 million (12%) from 1997. Operating results for 1998 included an after tax gain of $7.2 million on the sale and securitization of $800 million of floor plan and equipment lease finance receivables and a $6.5 million tax benefit from the resolution of prior year tax matters. In 1997, operating results included an after tax gain of $5.4 million on the sale and securitization of $1.5 billion of floor plan finance receivables and a $3.2 million benefit from tax matters resolved in 1997. In 1996, operating results included a $4.5 million benefit primarily from the favorable resolution of disputed issues surrounding the 1995 sale of assets in Puerto Rico.

     Excluding the above items, commercial lending income from operations before the amortization of goodwill increased $5.7 million (7%) in 1998 and $14.8 million (22%) in 1997. Income increased in 1998 because we had higher average net receivables outstanding which more than offset increased operating expenses and a higher provision for losses on receivables. Increased income in 1997 was also due to receivables growth.

     Commercial lending revenues rose by $197.3 million (38%) in 1998 principally due to strong receivables growth and higher servicing and other income on securitized receivables. Revenues in 1997 grew $82.7 million (19%) from 1996 as higher average net receivables outstanding more than offset a decline in yield due to increased competition in the commercial lending market. Revenues in 1998 and 1997 included the above-mentioned gains on the securitization of finance receivables.

     Net commercial finance receivables outstanding at December 31, 1998 increased $2.2 billion (61%) from December 31, 1997. The increase in receivables was largely the result of the following factors: 1) continued growth in the business credit portfolio, 2) the decision not to sell the insurance premium finance operation and the reclassification of those receivables from assets held for sale to finance receivables, and 3) the acquisition during the first half of 1998 of $386.3 million of net finance receivables from Whirlpool Financial Corporation. This last transaction completed the acquisition of $1.1 billion in net receivables and other assets that made up substantially all of the inventory and retail finance businesses of Whirlpool Financial.

     Interest expense increased $23.4 million (13%) from 1997 principally due to the higher average debt levels needed to support receivables growth and higher average interest rates during the first half of 1998. In 1997, interest expense increased $31.5 million (21%) from 1996 principally due to higher average debt levels.

     Operating expenses rose $131.4 million (74%) in 1998 primarily because of increases in business volume and receivables outstanding and the integration of the Whirlpool Financial acquisition described above. Operating expenses rose $17 million (11%) in 1997 primarily because of higher business volume and receivables growth. The provision for losses on receivables increased $33.6 million (207%) in 1998 principally as a result of credit losses from the new retail loan portfolio acquired as part of the Whirlpool Financial acquisition and additional provisions made on the insurance premium finance portfolio. The provision for losses on receivables increased by $6 million (60%) in 1997 partially due to growth in the average net receivables outstanding.

     Credit losses, net of recoveries, as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.77% in 1998, 0.25% in 1997, and 0.16% in 1996.

     We have established an allowance for losses equal to 1.99% of net commercial finance receivables outstanding as of December 31, 1998 compared to 2.35% at December 31, 1997.

     Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables 60 days past due. At December 31, 1998, delinquent receivables were $98.6 million (1.63% of receivables outstanding) compared to $18 million (0.48% of receivables outstanding) at December 31, 1997. The increase was primarily due to increased delinquency in the equipment leasing portfolio of the business credit operation, the inclusion of the insurance premium finance receivables that were reported as assets held for sale at December 31, 1997, and the inclusion of the receivables of the new retail lending operation. Delinquent insurance premium finance receivables included in assets held for sale at December 31, 1997 were $14.2 million.

     Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts included in retail are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $65.7 million (1.09% of receivables outstanding) at December 31, 1998 compared to $26.4 million (0.71% of receivables outstanding) at December 31, 1997. Nonearning receivables increased primarily due to the inclusion of the receivables of our new retail lending operation and the inclusion of the insurance premium finance receivables that were reported as assets held for sale at December 31, 1997. At December 31, 1997, nonearning insurance premium finance receivables totaled $7.5 million.

Commercial Lending
                                                 1998        1997        1996
                                                    (Amounts in millions)
Revenues
Finance charges and related income             $  712.8    $  515.5    $  432.8
Expenses
Interest                                          203.3       179.9       148.4
Operating expenses                                308.3       176.9       159.9
Provision for losses on receivables                49.8        16.2        10.2
Income taxes                                       48.5        50.4        41.1
                                               --------    --------    --------
                                                  609.9       423.4       359.6
                                               --------    --------    --------
Income from operations                            102.9        92.1        73.2
Amortization of goodwill                          (13.8)      (11.2)      (10.6)
                                               --------    --------    --------
Net income                                     $   89.1    $   80.9    $   62.6
                                               ========    ========    ========


Leasing

     Net income in 1998 increased 60% to $61.8 million. However, earnings in 1997 were reduced by a $25.8 million after tax provision for fleet downsizing and organizational realignment primarily in the standard container fleet. Income before the amortization of goodwill was $63.8 million in 1998 versus $40.6 million in 1997 (or $66.4 million excluding the provision).

     Earnings in 1998 were reduced by lower standard and refrigerated container per diem rates and on-hires and lower European trailer short term rental utilization. Partially offsetting these factors were $6.7 million in net tax benefits realized from a tax efficient structured equipment financing. Earnings from the chassis line were higher due to increased on-hire units and per diem rates associated with rail traffic congestion caused by railroad merger inefficiencies.

     Net income in 1997 declined 51% to $38.6 million. Income before the amortization of goodwill was $40.6 million compared to $80.8 million in 1996. Earnings in 1997 were reduced by the provision for fleet downsizing and organizational realignment noted above, by reduced per diem rates and a decline in utilization for standard and refrigerated containers, and by decreased gains on the sale of used standard containers. Improved earnings from tank and domestic containers and European trailers partially offset these declines. Income from rail trailers was also higher due to favorable utilization and per diem rates.

     Revenue increased in 1998 by $18.7 million (2%) because of the unfavorable impact of the fleet downsizing provisions' effect on 1997's revenues. Excluding the fleet provision, revenue declined $12.2 million (2%) due to lower container per diem rates and lower container on-hires associated with a continuing oversupply of equipment and low prices for new equipment. Lower rail trailer on-hires also reduced revenues. Larger fleets and more on-hire units for tank containers, chassis, domestic containers and European trailers partially offset these declines.

     Revenue increased in 1997 by $32.2 million (4%) primarily because the October 1996 acquisition of Trans Ocean Ltd. increased the standard, refrigerated and tank container and chassis fleets by approximately 25%. Revenue also grew due to a larger portfolio of finance leases and more on-hire European trailers. Offsetting these increases were the fleet provision noted above, lower revenues from decreased per diem and utilization rates for standard and refrigerated containers resulting from an industry wide oversupply of equipment and low new equipment prices. In addition, rail trailer revenues were lower because the fleet was smaller.

     Expenses declined $8.9 million (1%) in 1998 primarily due to the effect of the realignment provision on 1997's expenses. Higher depreciation from the larger fleets of tank container, chassis, domestic container and European trailers was offset by favorable interest expenses and lower selling and administrative expenses.

     Expenses increased $89.3 million (14%) in 1997 due to the realignment provision, higher ownership and operating costs associated with the Trans Ocean Ltd. acquisition and larger fleets of standard and refrigerated containers, chassis and European trailers.

     The combined utilization rate for containers and chassis was 79% in both 1998 and 1997. Trade imbalances between Asia, the U.S. and Europe negatively affected container utilization in 1998 while the strong U.S. economy aided chassis utilization levels. Rail trailer utilization declined to 83% in 1998 from 85% in 1997 reflecting the continued decline in demand for this equipment type in favor of double-stack domestic containers. European trailer utilization declined to 88% in 1998 from 92% in 1997 as we increased the size of our rental fleet. Rental on-hires were negatively affected by the Russian financial crisis and its impact on trade with Western Europe.

Leasing
                                                   1998       1997       1996
                                                     (Amounts in millions)
Revenues
Total leasing revenues                           $  816.5   $  797.8   $  765.6
Expenses
Operating expenses                                  175.3      174.1      129.2
Depreciation on equipment held for lease            281.5      275.8      255.1
Selling and administrative expenses                 113.3      116.7       95.5
Interest                                            153.7      166.1      163.6
Income taxes                                         28.9       24.5       41.4
                                                 --------   --------   --------
                                                    752.7      757.2      684.8
                                                 --------   --------   --------
Income from operations                               63.8       40.6       80.8
Amortization of goodwill                             (2.0)      (2.0)      (2.0)
                                                 --------   --------   --------
Net income                                       $   61.8   $   38.6   $   78.8
                                                 ========   ========   ========


Real Estate Services

     Net income from the real estate services segment increased $69.4 million (77%) in 1998 and $25.2 million (39%) in 1997. Net income included net after tax gains from investment transactions of $56.2 million in 1998, $16 million in 1997, and $20.4 million in 1996. Income before investment transactions increased $29.2 million (39%) in 1998 primarily because higher levels of mortgage refinancings and home sales increased income at the tax service business. In 1997, income before investment transactions increased $29.6 million (67%) driven by $27.4 million of after tax gains on the sale of six real estate properties and higher earnings at the real estate information companies.

     Revenues in 1998 increased $134.7 million (32%) primarily because of increased business at the tax service resulting from higher levels of mortgage originations and refinancings and higher gains on investment transactions. In 1997, revenues increased $59.1 million (17%) because of the gains on real estate sales noted above and increased business at the tax service business.

     Transamerica's tax service operation recognizes revenue as new contracts are received and defers a portion of that revenue sufficient to cover the future service liability over the average life of the loan portfolio serviced. The average life of the portfolio is determined using historical data on the payment of loans serviced. Effective January 1, 1999 Transamerica plans to adopt prospectively a new policy of recognizing revenue. Although the exact method has not yet been determined, we anticipate that the change will result in a reduction of revenue recorded in the year a contract is executed, the effect of which will be offset by increased recognition of deferred revenue in future years.

     These businesses generate the funds they need for capital expenditures and working capital from their operations. Cash, cash equivalents and accounts receivable are the real estate services' principal sources of liquidity.

Real Estate Services
                                                                                  1998                 1997                 1996
                                                                                              (Amounts in millions)
Assets
Cash, cash equivalents and accounts receivable                                 $    140.9           $    253.1           $    276.5
Investments in marketable securities                                              1,764.4              1,288.5              1,036.2
Land and buildings                                                                  171.1                123.3                163.9
Other assets                                                                        260.3                 69.4                 54.9
                                                                               ----------           ----------           ----------
                                                                               $  2,336.7           $  1,734.3           $  1,531.5
                                                                               ==========           ==========           ==========
Liabilities and Equity
Loss and future service reserves                                               $    194.6           $    180.0           $    169.4
Notes and loans payable                                                             810.1                800.5                810.6
Other liabilities                                                                   393.2                162.9                101.7
Equity (1)                                                                          938.8                590.9                449.8
                                                                               ----------           ----------           ----------
                                                                               $  2,336.7           $  1,734.3           $  1,531.5
                                                                               ==========           ==========           ==========
Revenues
Real estate services revenues                                                  $    463.9           $    390.9           $    325.6
Gain on investment transactions                                                      86.8                 25.1                 31.3
                                                                               ----------           ----------           ----------
                                                                                    550.7                416.0                356.9
Expenses
Salaries and other operating expenses                                               299.2                272.2                260.2
Income taxes                                                                         92.1                 53.8                 31.9
                                                                               ----------           ----------           ----------
                                                                                    391.3                326.0                292.1
                                                                               ----------           ----------           ----------
Income from operations                                                              159.4                 90.0                 64.8
Amortization of goodwill                                                             (0.1)                (0.1)                (0.1)
                                                                               ----------           ----------           ----------
Net income                                                                     $    159.3           $     89.9           $     64.7
                                                                               ==========           ==========           ==========

Source of Cash
Cash provided by operations                                                    $     80.4           $     16.5           $     35.0
Proceeds from debt financing                                                         18.2                 76.3                 55.9
Net sale of investments                                                              99.2
Equity transactions                                                                                                            15.3
Other                                                                                                     89.8
                                                                               ----------           ----------           ----------
                                                                               $    197.8           $    182.6           $    106.2
                                                                               ==========           ==========           ==========
Application of Cash
Net purchases of investments                                                                        $    119.2           $     35.4
Payments of notes and loans                                                           8.6                 44.0                 30.1
Equity transactions                                                                 134.6                 19.4
Other                                                                                54.6                                      40.7
                                                                               ----------           ----------           ----------
                                                                               $    197.8           $    182.6           $    106.2
                                                                               ==========           ==========           ==========

----------
(1)  Equity includes net unrealized gains from marking  investments to fair value of $662.6 million in 1998, $342.4 million in 1997, and $213.3  million in 1996.  See note B of the notes to the financial  statements  for  consolidated  components of unrealized gains.

Unallocated interest and expenses

     Unallocated interest and expenses, after related income taxes, for the last three years were:

                                               1998         1997          1996
                                                   (Amounts in millions)
   Interest expense                         $   33.7      $  39.5       $  46.5
   Other expenses (income)                      83.5        (28.4)        (11.4)
                                            --------      -------       -------
                                            $  117.2      $  11.1       $  35.1
                                            ========      =======       =======

     In the aggregate, unallocated interest and other expenses increased $106.1 million (956%) in 1998 from 1997. Results in 1997 included $90 million primarily of benefits from the resolution of prior years' tax matters. Excluding this benefit in 1997, unallocated interest and expenses rose $16.1 million (16%) in

1998 primarily due to dividends paid on the Capital Trust Pass-Through Securities issued in November 1997 which replaced previously outstanding preferred stock, the method used by the Corporation to settle tax matters with its subsidiaries and expenses associated with the Corporation's long term incentive plan. The 1996 results also included a benefit from the satisfactory resolution of prior years' tax matters of $68.4 million. Excluding the unusual items in 1997 and 1996, unallocated and other expenses decreased $2.4 million (2%) in 1997.

Discontinued Operations

     In the fourth quarter of 1997, we discontinued the remainder of our consumer lending business following the sale of our branch-based lending operations. In 1997, income from these operations was $261.8 million including a $275 million after tax gain on the sale of the branch-based consumer lending operations. This gain was offset in part by an operating loss of $13.2 million.

Corporate Liquidity and Capital Requirements

     Transamerica Corporation receives funds from its subsidiaries in the form of dividends, income taxes and interest on loans. We use these funds to pay dividends to our stockholders, purchase shares of our common stock, invest in the operations of our subsidiaries and pay corporate interest, expenses and taxes. We invest funds in our subsidiaries based on expected returns, the potential for creating shareholder value added, and the capital needs of these operations. We may invest in a subsidiary by allowing it to retain all or a portion of its earnings, or by making capital contributions or loans.

     Transamerica also borrows funds to finance acquisitions or to lend to subsidiaries to finance working capital needs. Our subsidiaries are required to maintain prudent financial ratios consistent with other companies in their industries, and to retain the capacity through committed credit lines or liquid assets to repay working capital loans from the Corporation.

     At December 31, 1998, Transamerica and its subsidiaries had short-term borrowings, principally commercial paper, totaling $2.8 billion supported by a credit agreement with 43 banks. It is our policy to maintain credit line coverage equal to at least 100% of short-term borrowings. At December 31, 1998, we had credit available under this line equal to $3.5 billion, or 125% of these borrowings; credit support equal to 95% of the borrowings was with banks rated AAA/AA or the equivalent by one or more of the major credit rating agencies.

     In 1991, Transamerica filed a registration statement with the Securities and Exchange Commission under which up to $500 million of debt securities with varying terms may be sold. These securities may be senior or subordinated and, if subordinated, may be convertible into common stock. In November 1996, Transamerica sold $200 million of senior notes bearing interest at 6.75% due in November 2006. Of the remaining $300 million of debt securities available to be sold under the registration statement, $200 million has been designated as medium term notes, none of which have been sold.

     Transamerica's commercial paper and senior debt are rated by independent rating agencies. We continue to maintain debt to capital ratios consistent with our current ratings.

     Transamerica Finance Corporation, a wholly owned subsidiary of Transamerica, also issues debt publicly and privately to fund the commercial lending and leasing operations. During 1998, Transamerica Finance Corporation issued $1.9 billion of public debt. In September 1998, it issued $100 million of medium term notes at a variable interest rate due in September 2001, $150 million of senior notes at a floating rate due in September 2001 and $30 million of medium term notes bearing interest at 5.74% due in September 2003. In October 1998, it issued $735 million of floating rate medium term notes due in the fourth quarter of 1999 and $10 million of floating rate medium term notes due in October 2001. In November 1998, it issued $625 million of senior notes bearing interest at 6.13% due in November 2001 and $250 million of senior notes bearing interest at 7.10% due in 2028 and callable in 2003.

     In November 1998, to better manage the duration of its debt and improve tax efficiency, Transamerica Finance Corporation exchanged $146.8 million of outstanding senior notes bearing interest at 6.5% due in 2011 for a like amount of senior debt bearing interest at 6.4% due in 2008.

     A subsidiary of Transamerica securitized $800 million of commercial lending loans in 1998 and $1.5 billion in 1997.

     In November 1997, Transamerica Capital III, an affiliate of Transamerica, issued $190 million of noncallable Capital Trust Pass-Through Securities maturing November 15, 2037 with a coupon of 7.625%. Proceeds from the issuance of these securities were invested by the affiliate in subordinated debentures issued by Transamerica, bearing interest at 7.625% and maturing on November 15, 2037. Proceeds to Transamerica were used to repay debt and for other corporate purposes. These and the other Capital Trust Pass-Through Securities issued in 1996 are shown as guaranteed preferred beneficial interest in Transamerica's junior subordinated debentures on Transamerica's consolidated balance sheet.

     In December  1996,  a  subsidiary  of  Transamerica  closed a $307  million
leveraged  lease  transaction   involving  the  sale  and  leaseback  of  69,000
intermodal shipping containers.

     In November 1996, Transamerica Finance Corporation issued $200 million of senior notes bearing interest at 6.375% due in November 2001.

     In  November   1996,   Transamerica   Capital  I  and  II,   affiliates  of
Transamerica, issued $325 million of Capital Trust Pass-Through Securities. These included $100 million of 30-year securities maturing December 1, 2026 redeemable beginning in 2006 with a coupon of 7.80% issued by Transamerica
Capital I, and $225 million of 30-year, non-callable securities maturing December 1, 2026 with a coupon of 7.65% issued by Transamerica Capital II. The proceeds were invested by the affiliates in subordinated debentures issued by Transamerica, bearing interest at 7.65% and 7.80% and maturing on December 1, 2026. The proceeds to Transamerica were used for general corporate purposes.

     In January 1998, we completed the acquisition of $1.1 billion of net receivables and other assets of Whirlpool Financial Corporation's inventory finance, retail finance and international factoring businesses for $1.3 billion in cash. The acquisition of the retail finance business closed in January 1998. We funded the purchase primarily with short term debt.

     In June 1997, we sold our branch-based consumer lending operation for $3.9 billion, or $1.1 billion after repayment of associated debt.

     In October 1996, we acquired Trans Ocean Ltd., a closely held container leasing company, in exchange for approximately 3.2 million shares ($112.7 million) of Transamerica common stock.

Stockholders' Equity

     Transamerica's capital structure includes debt, common stock, and the Monthly Income Preferred Securities and Capital Trust Pass-Through Securities that are classified as guaranteed preferred beneficial interest in Transamerica's junior subordinated debentures. We continuously strive to minimize our cost of capital while maintaining investment-grade credit ratings. Ratings are very important to our life insurance customers. Our ratings also enable us to borrow at attractive rates, which improves the spreads at our finance businesses.

     During 1998, we continued to return excess equity capital to stockholders by purchasing the company's common stock. Stock purchases during 1998 totaled 2,941,800 shares at a cost of $170.4 million (an average price of $57.93 per share). Since we began our share purchase program in May 1993, a total of 45.9 million shares have been acquired through December 31, 1998 at an aggregate purchase price of $1.6 billion. At December 31, 1998, there were outstanding authorizations from the board of directors for the purchase of 893,200 additional shares.

     In February 1997, we completed the redemption of our  outstanding  Series D
Preferred   Stock  and  our   outstanding   Dutch   Auction  Rate   Transferable
Securities(TM) Preferred Stock.

Investment Portfolio

     Transamerica's total invested assets were $33.7 billion at December 31, 1998, most of them held by our life insurance companies. Transamerica Investment Services, a wholly owned subsidiary of Transamerica, manages all of

Transamerica's securities portfolios. At the end of 1998, total invested assets represented 73% of our insurance assets and 58% of Transamerica's total assets. In 1998 our investment income was $2.3 billion and represented 35% of Transamerica's total revenues.

     The majority of our invested assets are in fixed maturity securities. We generally make long-term investments primarily in investment-grade corporate bonds and government securities to fund the payment of our life insurance liabilities. We use fundamental research and active management, and seek to achieve a balanced bond portfolio that meets our goals for income, security of principal and diversification. At the end of 1998, 93.9% of our fixed maturity investments were rated as "investment grade," and an additional 3.8% were rated in the BB category or its equivalent. An "investment grade" security is generally defined as any issue rated above Ba by Moody's Investors Service or above BB by Standard & Poor's Corporation.

     The average yield of the fixed maturity portfolio was 7.7% at December 31, 1998 and 7.8% at December 31, 1997 and 1996.

     At December 31, 1998, our fixed maturity portfolio had a total market value of $29 billion and an amortized cost of $26.6 billion, resulting in a net unrealized gain of $2.4 billion. An adjustment for impairment in value reduced the amortized cost of certain fixed maturity investments by $78.9 million at December 31, 1998 and $72.9 million at December 31, 1997.

     We also have a portfolio of equity securities with an aggregate market value of $2.2 billion at December 31, 1998, $1.6 billion in excess of its cost. Our philosophy is to invest in the equities of a very select group of high quality companies after conducting our own research. Our research is focused on anticipating and understanding long-term changes.

     In addition to our fixed maturity and equity investments, at December 31, 1998 we had $790.7 million invested in mortgage loans and real estate. This amount represented 2.3% of our total investments and 1.4% of our total assets. These additional investments included $699.2 million in commercial mortgage loans, $76.9 million in real estate investments, $1.4 million in foreclosed real estate and $44 million in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $3.5 million at December 31, 1998 and $2.3 million at December 31, 1997. We have established allowances to cover possible losses from our mortgage loans and real estate investments. These allowances totaled $30.8 million at December 31, 1998 and $36.2 million at December 31, 1997. Transamerica also owns land, buildings and equipment used in its operations, including the Transamerica Pyramid, our corporate headquarters in San Francisco.

     New long-term investments acquired in 1998 totaled $5.7 billion. Of that amount, 89% was in taxable, fixed maturity securities and 11% was invested principally in common and preferred stocks, mortgage loans and loans to our life insurance policyholders. The average yield on new fixed maturity securities was 6.6%. During 1998, we committed to or funded $1.9 billion of new private placement securities.

Year 2000

     Transamerica has developed a plan to modify its information systems to ensure the readiness of our business applications, operating systems and hardware on mainframes, servers and personal computers, and wide and local area networks to recognize the Year 2000. The plan also addresses non-information technology embedded software and equipment, the readiness of key business partners, and updating business continuity plans.

     The project has four phases: (1) problem determination, (2) planning and resource acquisition, (3) remediation and (4) testing and acceptance. During phase one, Transamerica determined the size and scope of the problem and prepared an inventory of the hardware, software, interfaces and other items that may be affected. In addition, software code was scanned and third parties were contacted to determine the status of their efforts. During phase two, Transamerica assessed the risks and decided whether to fix, replace, discard, or test the items identified in the inventory, prepared a project plan and allocated appropriate resources as necessary. Phase three covers remediation where date occurrences in internally maintained systems are analyzed and corrected and software and hardware are replaced where necessary. In addition, operating systems that interface with outside parties are examined in more detail and modified if required. Phase four includes testing and acceptance of all software, hardware, third party interfaces and related items to ensure they will work in a number of different Year 2000 scenarios.

     The most significant categories of outside parties to Transamerica are agents and brokers, financial institutions, software vendors, governmental agencies, third party service providers and utility providers (gas, electric and telecommunications). Transamerica's assessment of its key business partners continues. Surveys have been mailed, follow up contacts are underway and strategies are being developed to address issues as they are identified. This effort is expected to continue well into 1999.

     Following is the status of Transamerica's Year 2000 compliance efforts for critical systems at each of its business segments.

     The life insurance operation had completed a significant portion of the remediation phase as of December 31, 1998, and is expected to be substantially complete by March 1999. As of December 31, 1998, testing was well underway and is expected to be substantially complete by June 1999.

     The commercial lending operation had completed a significant portion of the remediation phase as of December 31, 1998 and is expected to be substantially complete by March 1999. As of December 31, 1998, testing had commenced and is expected to be substantially finished by June 1999. The commercial lending operating systems in Europe, which affect a small percentage of the business, are being remediated and tested in 1999.

     The leasing operation had completed the remediation phase as of December 31, 1998. Testing was substantially completed by December 31, 1998. In addition to the systems being remediated, the customer service, fleet management and equipment repair and maintenance system is scheduled for replacement in 1999.

     The major business in the real estate segment, Transamerica Real Estate Tax Service, and most of the other businesses in this segment had substantially completed the remediation phase as of December 31, 1998. At December 31, 1998, testing had commenced and the testing phase, including testing with numerous governmental agencies, is expected to be substantially complete by September 1999.

     The projected total cost associated with required modifications to become ready for the Year 2000 is between $35 million and $40 million. These costs are being expensed as incurred and funded through operations. At this time there can be no assurance that these estimates will not be exceeded and actual results may differ significantly from those projected. Some factors that may cause actual expenditures to differ include the availability and cost of trained personnel and the ability to locate and correct all relevant computer problems. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The total amount expended on the project through December 31, 1998, was $21 million. Transamerica does not expect the project to have a significant effect on its financial condition or results of operations.

         Transamerica believes it will achieve Year 2000 readiness; however, the size and complexity of our systems and the need for them to interface with other systems internally and with those of customers, vendors, partners, governmental agencies and other outside parties, creates the possibility that some of our systems may experience Year 2000 problems. Specific factors that give rise to this concern include a possible loss of qualified resources, failure to identify and remediate all affected systems, noncompliance by third parties whose systems and operations interface with Transamerica's systems and other similar uncertainties. Transamerica is developing contingency plans to minimize any possible disruptions.

Euro Conversion

     Transamerica conducts business in a number of the European countries that converted to a common currency, the "Euro," as of January 1, 1999. Transamerica has evaluated the potential impact of the Euro conversion on our operations including possible effects on our competitive position, potential information technology and currency risks, our derivative and financial instrument exposure, the continuity of contracts and changes in taxation. As a result of this evaluation, we are in the process of upgrading those information systems necessary to support transactions denominated in the Euro. Transamerica derived revenues from the group of eleven countries converting to the Euro of $63.9 million and $41.2 million in the years ended December 31, 1998 and 1997, and had total assets in these countries of $574.7 million at December 31, 1998.

Transamerica does not anticipate that the Euro conversion will have a material impact on its financial condition or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

     Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Because both derivative and nonderivative financial instruments have market risk, our risk management extends beyond derivatives to encompass all financial instruments we hold. Of the various types of market risk, Transamerica is primarily exposed to interest rate risk and equity price risk.

Interest Rate Risk

     Transamerica's operations are subject to risk from interest rate fluctuations when there is a difference between the amount of our interest earning assets and the amount of our interest bearing liabilities that are prepaid, mature or are repriced in specified periods. We manage our exposure to interest rate fluctuations by managing the characteristics of our assets and liabilities so that changes are offset. Our objectives for asset liability management are to provide maximum levels of finance and investment income and minimize funding costs while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the company. To help achieve these objectives, we use derivative financial instruments including interest rate swaps, floors and swaptions that correlate to instruments recorded on our balance sheet.

     To understand the sensitivity of our assets to interest rate risk, consider the following scenario. If market interest rates on December 31, 1998 and 1997 had abruptly increased 75 basis points, it would have the following effects on the fair value of Transamerica's assets and liabilities: our investment portfolio subject to interest rate risk would decrease about $1.3 billion and $1.5 billion in value; our finance receivables portfolio would decline approximately $33 million and $23 million; those insurance liabilities that are defined as interest sensitive financial instruments would fall approximately $640 million and $670 million; our debt would decrease approximately $110 million and $90 million; and our interest rate swaps, floors and swaptions would decline approximately $180 million and $120 million. Conversely, if rates on December 31, 1998 and 1997 had abruptly decreased 75 basis points, it would have the following effects on the fair value of our assets and liabilities:
Transamerica's investment portfolio subject to interest rate risk would increase about $1.4 billion and $1.5 billion; our finance receivables portfolio would increase approximately $38 million and $23 million; our interest sensitive insurance liabilities would increase approximately $720 million and $750 million; our debt would increase approximately $110 million and $90 million; and our interest rate swaps, floors and swaptions would increase approximately $220 million and $190 million.

     Although our assets appear to be more interest rate sensitive than our liabilities, this is because much of our liability portfolio, such as reinsurance contracts and whole life insurance policies, are not considered to be interest rate sensitive financial instruments for purposes of this disclosure. The change in fair value of these liabilities would mitigate to a certain extent the effects of a rise in interest rates. We determined the amounts used in this example by considering only the impact of the hypothetical interest rate change. Also, these analyses do not consider the possible effects of a change in economic activity that might occur in such an environment. In addition, in the event of a change of such magnitude, we would likely take action to mitigate our exposure to the negative consequences. Our customers and competitors would also respond to these fluctuations, and regulators or legislators might act in ways we cannot foresee. Because we cannot be certain what specific actions would be taken and what their actual effects would be, the sensitivity analysis above assumes no significant changes in Transamerica's financial structure.

Equity Price Risk

     Transamerica is exposed to equity price risk due to our investments in equity securities. Changes in the level or volatility of equity prices affect the value of our equity securities and instruments that derive their value from a particular stock, a group of stocks or a stock index.

     If the market price of Transamerica's equity investment portfolio as of December 31, 1998 and 1997 had abruptly increased or decreased by 10%, the market value of our equity portfolio would have increased or decreased by $219 million and $161 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET
December 31                                                                                           1998                  1997
                                                                                                         (Amounts in millions)
Assets

Investments, principally of life insurance subsidiaries:
   Fixed maturities                                                                                $  29,009.4           $  29,210.8
   Equity securities                                                                                   2,187.9               1,607.5
   Mortgage loans and real estate                                                                        790.7                 750.2
   Loans to life insurance policyholders                                                                 455.5                 451.0
   Short-term investments                                                                              1,212.6                 336.0
                                                                                                   -----------           -----------
                                                                                                      33,656.1              32,355.5

Finance receivables, of which $3,832.8 in 1998 and $2,726.9 in 1997
   matures within one year                                                                             6,943.7               4,333.4
Less unearned fees of $521.2 in 1998 and $340.8 in 1997
   and allowance for losses                                                                              645.3                 430.1
                                                                                                   -----------           -----------
                                                                                                       6,298.4               3,903.3
Cash and cash equivalents                                                                                159.5                 132.9
Trade and other accounts receivable                                                                    2,254.2               2,165.8
Property and equipment, less accumulated depreciation
   of $1,614.8 in 1998 and $1,465.9 in 1997
      Land, buildings and equipment                                                                      489.1                 395.4
      Equipment held for lease                                                                         3,038.0               2,996.5
Deferred policy acquisition costs                                                                      2,094.7               2,102.6
Separate accounts assets                                                                               9,101.0               5,494.7
Goodwill, less accumulated amortization of $172.6 in 1998 and $156.2 in 1997                             423.4                 423.0
Assets held for sale                                                                                     180.8                 377.8
Other assets                                                                                             807.4                 825.4
                                                                                                   -----------           -----------
                                                                                                   $  58,502.6           $  51,172.9
                                                                                                   ===========           ===========


See notes to financial statements

CONSOLIDATED BALANCE SHEET (continued)
December 31                                                                                               1998              1997
                                                                                                          (Amounts in millions)
Liabilities and stockholders' equity

Life insurance policy liabilities                                                                     $  30,336.3       $  30,141.9

Notes and loans payable, principally of finance subsidiaries,  of which $1,924.8
   in 1998 and $998.6 in 1997 matures within one year                                                     8,197.9           6,235.3

Accounts payable and other liabilities                                                                    2,394.4           2,096.9
Income taxes, of which $1,981.4 in 1998 and $1,582.7 in 1997 is deferred                                  2,052.1           1,607.8
Separate account liabilities                                                                              9,101.0           5,494.7

Guaranteed preferred beneficial interest in Transamerica's junior subordinated debentures                   715.0             715.0

Stockholders' equity:
     Common stock ($1 par value):
        Authorized-300,000,000 shares
        Outstanding-124,490,670 in 1998 and 125,808,216 shares in 1997,
           after deducting 34,986,254 and 33,668,708 shares in treasury in 1998 and 1997                    124.5             125.8
     Retained earnings                                                                                    3,693.1           3,267.9
     Components of other cumulative comprehensive income:
       Net unrealized gain from investments marked to fair value                                          1,943.4           1,533.6
       Foreign currency translation adjustments                                                             (55.1)            (46.0)
                                                                                                      -----------       -----------
                                                                                                          5,705.9           4,881.3
                                                                                                      -----------       -----------
                                                                                                      $  58,502.6       $  51,172.9
                                                                                                      ===========       ===========


See notes to financial statements

CONSOLIDATED STATEMENT OF INCOME
December 31                                                                           1998              1997               1996
                                                                                    (Amounts in millions except for per share data)
Revenues

Investment income                                                                 $   2,273.6       $   2,191.4        $   2,092.3
Life insurance premiums and related income                                            1,847.0           1,818.0            1,692.0
Finance charges and other fees                                                          705.1             522.5              457.9
Leasing revenues                                                                        732.5             758.7              689.1
Real estate and tax service revenues                                                    369.7             302.6              255.7
Gain on investment transactions                                                         361.8              67.1               39.2
Other                                                                                   138.9              66.2               85.5
                                                                                  ------------      ------------       ------------
                                                                                      6,428.6           5,726.5            5,311.7
Expenses

Life insurance benefits                                                               2,878.0           2,810.9            2,649.7
Life insurance underwriting, acquisition and other expenses                             720.8             734.9              638.8
Leasing operating and maintenance costs                                                 456.8             449.9              384.3
Interest and debt expense                                                               429.1             420.9              396.5
Provision for losses on receivables                                                      53.0              18.1               10.2
Other, including administrative and general expenses                                    827.7             630.0              570.6
                                                                                  ------------      ------------       ------------
                                                                                      5,365.4           5,064.7            4,650.1
                                                                                  ------------      ------------       ------------
                                                                                      1,063.2             661.8              661.6
Income taxes                                                                            356.2             129.8              160.1
                                                                                  ------------      ------------       ------------
Income from continuing operations                                                       707.0             532.0              501.5
Income (loss) from discontinued operations                                                                261.8              (45.2)
                                                                                  ------------      ------------       ------------
Net income                                                                        $     707.0       $     793.8        $     456.3
                                                                                  ============      ============       ============

Earnings per share of common stock Basic:
   Income from continuing operations                                              $       5.65      $       4.06       $       3.64
   Income (loss) from discontinued operations                                                               2.02              (0.34)
                                                                                  ------------      ------------       ------------
Net income                                                                        $       5.65      $       6.08       $       3.30
                                                                                  ============      ============       ============

Diluted:
     Income from continuing operations                                            $       5.44      $       3.93       $       3.55
     Income (loss) from discontinued operations                                                             1.96              (0.33)
                                                                                  ------------      ------------       ------------
Net income                                                                        $       5.44      $       5.89       $       3.22
                                                                                  ============      ============       ============


See notes to financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
December 31                                                                              1998              1997              1996
                                                                                                  (Amounts in millions)
Operating activities

Income from continuing operations                                                   $     707.0       $     532.0       $     501.5
Adjustments to reconcile income from continuing operations
   to net cash provided by operating activities:
      Increase in insurance related liabilities, excluding
         policyholder balances on interest-sensitive policies                             993.9           1,108.8           1,042.9
      Amortization of policy acquisition costs                                            427.2             256.3             268.8
      Policy acquisition costs deferred                                                  (524.8)           (467.7)           (388.0)
      Depreciation and amortization                                                       354.9             342.0             318.5
      Other                                                                               (77.4)           (367.9)           (329.3)
                                                                                    -----------       -----------       -----------
   Net cash provided by operating activities                                            1,880.8           1,403.5           1,414.4

Investing activities

Finance receivables originated                                                        (23,035.0)        (16,136.9)        (13,543.0)
Finance receivables collected                                                          21,245.8          16,917.6          12,864.7
Purchase of investments                                                                (7,539.2)        (10,609.4)         (7,990.4)
Sales and maturities of investments                                                     7,433.3           9,132.8           6,153.8
Purchase of finance receivables from Whirlpool Financial Corporation                     (386.3)           (881.9)
Proceeds from the sale of and cash transactions with discontinued operations               14.9           4,413.2           1,021.8
Other                                                                                    (393.1)           (363.4)            (77.1)
                                                                                    -----------       -----------       -----------
   Net cash provided (used) by investing activities                                    (2,659.6)          2,472.0          (1,570.2)

Financing activities

Proceeds from debt financing                                                            4,285.2           3,370.5           6,852.4
Payments of notes and loans                                                            (2,339.9)         (7,398.7)         (7,204.6)
Receipts from interest-sensitive policies credited to
   policyholder account balances                                                        9,597.9           6,851.6           6,202.7
Return of policyholder balances on interest-sensitive policies                        (10,477.6)         (6,411.2)         (5,211.0)
Proceeds from sale of capital securities of affiliates                                                      188.6             323.9
Redemption of preferred stock                                                                              (318.8)
Treasury stock purchases                                                                 (235.5)           (443.5)           (330.2)
Proceeds from issuance of common stock                                                    100.4             108.3              45.6
Dividends                                                                                (125.1)           (130.3)           (149.2)
                                                                                    -----------       -----------       -----------
   Net cash provided (used) by financing activities                                       805.4          (4,183.5)            529.6
                                                                                    -----------       -----------       -----------
   Increase (decrease) in cash and cash equivalents                                        26.6            (308.0)            373.8
Cash and cash equivalents at beginning of year                                            132.9             440.9              67.1
                                                                                    -----------       -----------       -----------
Cash and cash equivalents at end of year                                            $     159.5       $     132.9       $     440.9
                                                                                    ===========       ===========       ===========


See notes to financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                Accumulated Other
                                                                                                              Comprehensive Income
                                                                                                             -----------------------
                                                                                                                Net
                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                                                                                from
                                                                                                             Investments   Foreign
                                                                         Additional                            Marked     Currency
                                                 Preferred      Common     Paid-in  Comprehensive  Retained    to Fair   Translation
                                                    Stock        Stock     Capital     Income      Earnings     Value    Adjustments
                                                  ========    ==========  ========   ==========   ==========  ==========  =======
                                                                                (Amounts in millions)
Balance at December 31, 1995                      $  315.0    $    136.0                          $  2,798.0  $  1,079.9  $ (29.0)
Comprehensive income
   Net income                                                                        $    456.3        456.3
   Other comprehensive income, net of tax:
      Unrealized losses from investments
         marked to fair value                                                            (269.2)                  (269.2)
      Reclassification adjustment for gains
         included in net income                                                           (26.3)                   (26.3)
      Foreign currency translation adjustments                                              1.0                               1.0
                                                                                     ----------
Comprehensive income                                                                 $    161.8
                                                                                     ==========
Dividends declared on common stock                                                                    (132.2)
Dividends declared on preferred stock                                                                  (17.0)
Common stock issued                                                  4.8  $  155.9
Treasury stock purchased                                            (8.8)    (72.9)                   (250.9)
                                                  --------    ----------  --------                ----------  ----------  -------
Balance at December 31, 1996                         315.0         132.0      83.0                   2,854.2       784.4    (28.0)

Comprehensive income
   Net income                                                                        $    793.8        793.8
   Other comprehensive income, net of tax:
      Unrealized gains from investments
         marked to fair value                                                             791.5                    791.5
      Reclassification adjustment for gains
         included in net income                                                           (42.3)                   (42.3)
      Foreign currency translation adjustments                                            (18.0)                            (18.0)
                                                                                     ----------
Comprehensive income                                                                 $  1,525.0
                                                                                     ==========
Dividends declared on common stock                                                                    (127.7)
Dividends declared on preferred stock                                                                   (2.6)
Common stock issued                                                  2.8     106.9
Treasury stock purchased                                            (9.0)   (186.1)                   (249.8)
Redemption of preferred stock                       (315.0)                   (3.8)
                                                  --------    ----------  --------                ----------  ----------  -------
Balance at December 31, 1997                                       125.8                             3,267.9     1,533.6    (46.0)
Comprehensive income
   Net income                                                                        $    707.0   $    707.0
   Other comprehensive income, net of tax:
      Unrealized gains from investments
         marked to fair value                                                             641.0                    641.0
      Reclassification adjustment for gains
         included in net income                                                          (231.2)                  (231.2)
      Foreign currency translation adjustments                                             (9.1)                             (9.1)
                                                                                     ----------
Comprehensive income                                                                 $  1,107.7
                                                                                     ==========
Dividends declared on common stock                                                                    (125.1)
Common stock issued                                                  2.7      97.7
Treasury stock purchased                                            (4.0)    (97.7)                   (156.7)
                                                  --------    ----------  --------                ----------  ----------  -------
Balance at December 31, 1998                      $           $    124.5  $                       $  3,693.1  $  1,943.4  $ (55.1)
                                                  ========    ==========  ========                ==========  ==========  =======

See notes to financial statements

Notes to Financial Statements--December 31, 1998.

A. SIGNIFICANT ACCOUNTING POLICIES

Business

     Transamerica Corporation is a financial services organization which engages, through its subsidiaries, in life insurance, commercial lending, leasing and real estate services. The United States is the primary market for the services offered by most of Transamerica's subsidiaries except for the leasing business, which operates in the container leasing business worldwide.

Consolidation

     The consolidated financial statements include the accounts of Transamerica Corporation and its subsidiaries. Certain amounts reported in the consolidated financial statements are based on management estimates. Such amounts may ultimately differ from those estimates.

Investments

     Investments in fixed maturities, comprising bonds, notes and redeemable preferred stocks, and investments in equity securities, comprising marketable corporate common and nonredeemable preferred stocks, are carried at fair value. Fair value for actively traded securities is based on quoted market prices. For fixed maturity securities that are not actively traded, fair value is estimated using information obtained from independent pricing services.

     Changes to the carrying amount of fixed maturity and equity securities are included in stockholders' equity. Realized gains and losses on investment transactions are determined generally on a specific identification basis and reflected in earnings on the trade date. Cost for equity securities is based on the original purchase price. For fixed maturities cost is adjusted for amortization of any discount or premium.

Cash and Cash Equivalents

     Cash and cash equivalents include money market funds and marketable securities with original maturities of three months or less except for such securities held by the life insurance operation which are included in short-term investments.

Depreciation and Amortization

     Property and equipment, which are stated on the basis of cost, are depreciated by use of the straight-line method over their estimated useful lives. Other intangible assets, principally renewal, referral and other rights incident to businesses acquired, are amortized over estimated future benefit periods ranging from five to 25 years in proportion to acquired gross profits. Goodwill is amortized over periods up to 40 years.

Income Taxes

     Transamerica provides deferred taxes based on enacted tax rates in effect on the dates temporary differences between the book and tax bases of assets and liabilities reverse.

Life Insurance

     The accounts of the life insurance operation have been included in the consolidated financial statements on the basis of generally accepted accounting principles which differ in some respects from those followed in reports to regulatory authorities.

     Life insurance premiums are generally recognized as earned over the premium-paying periods, with reserves for future benefits established from such premiums on a net-level premium method based upon estimated investment yields, withdrawals, mortality and other assumptions which were appropriate at the time the policies were issued. Premiums and deposits for universal life and other interest-sensitive life insurance products that do not involve significant mortality or morbidity risk are recorded as liabilities. Costs of acquiring new life insurance business, principally commissions and certain variable underwriting and field office expenses, all of which vary with and are primarily related to the production of new business, are deferred. Deferred policy acquisition costs for universal life and other interest-sensitive life insurance products are amortized in proportion to the present value of gross profit. Deferred policy acquisition costs for traditional life insurance products are amortized over the premium-paying period of the related policies in proportion to premium revenue recognized. Although realization of the benefits associated with deferred policy acquisition costs is not assured, management believes it is more likely than not that such amounts will be realized. Adequate provision is made for reported and unreported claims and related expenses.

Finance

     Finance charges are generally recognized as earned on an effective yield method, except that accrual of finance charges is suspended on accounts that become past due contractually in excess of 90 days.

     Leasing revenues are recognized in the period earned. Transamerica's tax service operation recognizes revenue as new contracts are received and defers a portion of that revenue sufficient to cover the future service liability over the average life of the loan portfolio serviced. The average life of the portfolio is determined using historical data on the payment of loans serviced. Effective January 1, 1999 Transamerica plans to adopt prospectively a new policy of recognizing revenue. Although the exact method has not yet been determined, we anticipate that the change will result in a reduction of revenue recorded in the year a contract is executed, the effect of which will be offset by increased recognition of deferred revenue in future years.

Derivatives

     Transamerica uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risks. The cost of each derivative contract is amortized over the life of the contract. The amortization is classified with the results of the underlying hedged item. Certain contracts are designated as hedges of specific assets within the investment portfolio and to the extent those investments are marked to market, the hedge contracts are also marked to market through stockholders' equity and included as an adjustment to the underlying asset value. Other contracts are designated and accounted for as hedges of certain of Transamerica's liabilities and outstanding indebtedness and are not marked to market. Gains or losses on terminated hedges are deferred and amortized over the remaining life of the hedged item.

     When an asset or liability which is hedged by a derivative contract is sold or otherwise disposed of, the derivative contract is either reassigned to hedge another asset or liability or closed out, and any gain or loss recognized.

Stock Based Compensation

     Transamerica accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25.

New Accounting Standards

     In 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Transamerica is required to adopt this statement as of January 1, 2000. The effect on Transamerica's financial statements of adopting this standard is uncertain at this time.

Stock Distribution

     On January 15, 1999 Transamerica effected a two-for-one stock split in the form of a special stock distribution to stockholders of record as of December 31, 1998. All share, per share, Common Stock, and stock option amounts herein have been restated to reflect the effect of this split.

B. FINANCIAL INSTRUMENTS

Guaranteed Preferred Beneficial Interests in Transamerica's Junior Subordinated Debentures

     In November 1997, an affiliate of Transamerica issued $190 million of 7.625% cumulative Capital Trust Pass-through Securities payable November 15, 2037. In November 1996, two affiliates of Transamerica issued $100 million of 7.80% and $225 million of 7.65% cumulative Capital Trust Pass-through Securities payable December 1, 2026. The fair value of these obligations at December 31, 1998 was $544 million.

     The $100 million, 7.80% issue may be redeemed in whole or in part, on or after December 1, 2006.

     In October 1994, an affiliate of Transamerica issued $200 million of 9.125% cumulative Monthly Income Preferred Securities payable October 25, 2024. The affiliate may redeem the outstanding Monthly Income Preferred Securities, in whole or in part, on or after October 25, 1999. Dividends on the outstanding Monthly Income Preferred Securities are cumulative and payable monthly in arrears. The fair value of these obligations at December 31, 1998 was $205 million.

     Transamerica has guaranteed in full any accrued and unpaid dividends declared, or the redemption price including accrued and unpaid dividends, if the securities are redeemed by the affiliate for each of the Capital Trust Pass-through Securities issues and the Monthly Income Preferred Securities.

     Dividends on the Capital Trust Pass-through Securities and Monthly Income Preferred Securities are reported in the consolidated statement of income as a component of other expense.

Fair Value of Investment Contracts

     Investment-type contracts are included in life insurance policy liabilities. Fair value of investment-type contracts is estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts. The carrying amounts and estimated fair values of the liabilities for investment-type contracts at December 31, 1998 and 1997 were:

                                                      Carrying       Estimated
                                                        Value        Fair Value
                                                        (Amounts in millions)
December 31, 1998
Single and flexible premium deferred annuities      $   6,180.3      $   5,828.9
Single premium immediate annuities                      4,382.4          5,305.7
Guaranteed investment contracts                         3,112.9          3,183.3
Other deposit contracts                                 4,616.1          4,624.0
                                                    -----------      -----------
                                                    $  18,291.7      $  18,941.9
                                                    ===========      ===========
December 31, 1997
Single and flexible premium deferred annuities      $   6,780.0      $   6,261.7
Single premium immediate annuities                      4,361.3          5,122.5
Guaranteed investment contracts                         3,211.8          3,265.4
Other deposit contracts                                 4,944.9          4,992.9
                                                    -----------      -----------
                                                    $  19,298.0      $  19,642.5
                                                    ===========      ===========

Notes and Loans Payable

     The weighted average interest rate on short-term borrowings at December 31, 1998 and 1997 was 5.22% and 5.81%.

     Assets with a net book value of $336.6 million at December 31, 1998, consisting primarily of land, buildings and equipment, are collateral for certain of the below debt.

                                                                                                         1998                1997
                                                                                                          (Amounts in millions)
Transamerica Finance Corporation:
Short-term bank loans, commercial paper and current portion of long-term debt                        $  1,924.5          $    890.8
Long-term debt due subsequent to one year:
   Notes and debentures; interest at 4.85% to 9.85%; maturing through 2028                              2,731.2             2,510.6
   Notes and debentures; interest at 13.8% to 14.77%;
      maturity value of $582.8 million; maturing through 2012                                             194.9               182.4
   Commercial paper and other notes at various interest rates
      and terms supported by a credit agreement expiring in 2002                                        2,726.0             1,793.7
   Subordinated notes and debentures; interest at 6.05% to 9.95%;
      maturing through 2003                                                                               222.0               433.2
Loans due to parent company                                                                                                   214.5
                                                                                                     ----------          ----------
                                                                                                        7,798.6             6,025.2
Parent Company and Other Subsidiaries:
Short-term bank loans, commercial paper and current portion of long-term debt                               0.3               107.8
Long-term debt due subsequent to one year:
   Notes and debentures, net of discounts; interest at 6.75% to 10%; maturing through 2020                316.5               316.8
   Commercial paper and other notes at various interest rates
      and terms supported by a credit agreement expiring in 2002                                           82.5
Loans to Transamerica Finance Corporation                                                                                    (214.5)
                                                                                                     ----------          ----------
                                                                                                          399.3               210.1
                                                                                                     ----------          ----------
                                                                                                     $  8,197.9          $  6,235.3
                                                                                                     ==========          ==========

     The aggregate annual maturities for the four years subsequent to December 31, 1999 are $0.6 billion in 2000, $1.4 billion in 2001, $3 billion in 2002 and $0.4 billion in 2003.

     Under a credit agreement with various banks, Transamerica and its subsidiaries had the ability to borrow up to $3.5 billion with interest at variable rates at December 31, 1998. There were no borrowings outstanding under this credit line at that date. This credit agreement, which expires in 2002, requires a fee on the commitment.

     Transamerica and its subsidiaries use interest rate swap agreements to hedge the interest rate sensitivity of a portion of outstanding indebtedness.

     Interest payments, net of amounts received from interest rate swap agreements, totaled $428.9 million in 1998, $548.8 million in 1997 and $705 million in 1996.

     The estimated fair value of notes and loans payable, using rates currently available for debt with similar terms and maturities, was $8.5 billion at December 31, 1998 and $6.6 billion at December 31, 1997.

Concentration of Risk and Fair Value of Receivables

     Transamerica's commercial lending operation engages in the extension of credit to individuals and businesses through a variety of services. These services include inventory financing, asset-based lending, retail financing, accounts receivable financing and equipment finance and leasing. The majority of these loans is secured by the assets being financed. The risk associated with that credit is subject to economic, competitive and other influences. While a substantial portion of the risk is diversified, certain borrowers are concentrated in one industry or geographic area.

     The finance receivables portfolio represents lending arrangements with approximately 470,000 customers. At December 31, 1998, the portfolio included 17 customers with individual balances in excess of $25 million. These accounts in total represented 14% of total net finance receivables outstanding at December 31, 1998.

     The estimated fair values of the fixed rate finance loans and long-term variable rate loans are based on the discounted value of the future cash flows expected to be received using available secondary market prices for securities backed by similar loans after adjustment for differences in loan characteristics. In the absence of readily available market prices, the expected future cash flows are discounted at effective rates currently offered by Transamerica for similar loans. For short-term variable rate loans, which comprise the majority of the loan portfolio, the carrying amount represents a reasonable estimate of fair value.

     The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 1998 and 1997 were:

                                                     Carrying         Estimated
                                                       Value          Fair Value
                                                        (Amounts in millions)
December 31, 1998
Fixed rate receivables                              $  2,183.7        $  2,252.6
Variable rate receivables                              4,114.7           4,114.7
                                                    ----------        ----------
                                                    $  6,298.4        $  6,367.3
                                                    ==========        ==========

December 31, 1997
Fixed rate receivables                              $  1,248.0        $  1,275.3
Variable rate receivables                              2,655.3           2,660.5
                                                    ----------        ----------
                                                    $  3,903.3        $  3,935.8
                                                    ==========        ==========

Investments

     The cost and fair value of fixed maturities and equity securities at December 31, 1998 and 1997 were:

                                                                                           Gross          Gross
                                                                                        Unrealized      Unrealized
                                                                          Cost             Gains          Losses         Fair Value
                                                                                           (Amounts in millions)

December 31, 1998
U.S. Treasury securities and obligations of
   U.S. government authorities and agencies                           $     298.1       $    112.7                      $     410.8
Obligations of states and political subdivisions                            259.2             25.5                            284.7
Foreign governments                                                         120.4              9.5       $    7.8             122.1
Corporate securities                                                     18,793.8          1,729.7          168.0          20,355.5
Mortgage-backed securities                                                2,988.7            304.1            3.3           3,289.5
Public utilities                                                          3,952.7            426.3            2.3           4,376.7
Redeemable preferred stock                                                  163.7             17.3           10.9             170.1
                                                                      -----------       ----------       --------       -----------
Total fixed maturities                                                $  26,576.6       $  2,625.1       $  192.3       $  29,009.4
                                                                      ===========       ==========       ========       ===========
Equity securities                                                     $     605.7       $  1,597.4       $   15.2       $   2,187.9
                                                                      ===========       ==========       ========       ===========

Page 41

                                                                                           Gross          Gross
                                                                                        Unrealized      Unrealized
                                                                          Cost             Gains          Losses         Fair Value
December 31, 1997
U.S. Treasury securities and obligations of
   U.S. government authorities and agencies                            $     274.5       $     78.4                      $     352.9
Obligations of states and political subdivisions                             243.6             19.0                            262.6
Foreign governments                                                          139.7              9.1       $    1.8             147.0
Corporate securities                                                      18,420.5          1,475.0           58.2          19,837.3
Mortgage-backed securities                                                 3,798.1            342.8            2.0           4,138.9
Public utilities                                                           4,018.8            340.6            0.8           4,358.6
Redeemable preferred stock                                                    95.2             28.0            9.7             113.5
                                                                       -----------       ----------       --------       -----------
Total fixed maturities                                                 $  26,990.4       $  2,292.9       $   72.5       $  29,210.8
                                                                       ===========       ==========       ========       ===========
Equity securities                                                      $     642.7       $    980.6       $   15.8       $   1,607.5
                                                                       ===========       ==========       ========       ===========

     The cost and fair value of fixed maturities at December 31, 1998 by contractual maturity, were:
                                                         Cost        Fair Value
                                                        (Amounts in millions)

Due in one year or less                              $     838.1     $     846.2
Due after one year through five years                    3,521.1         3,684.5
Due after five years through ten years                   6,180.9         6,565.4
Due after ten years                                     13,047.8        14,623.8
                                                     -----------     -----------
                                                        23,587.9        25,719.9
Mortgage-backed securities                               2,988.7         3,289.5
                                                     -----------     -----------
                                                     $  26,576.6     $  29,009.4
                                                     ===========     ===========

     Expected  maturities  will  differ  from  contractual   maturities  because
borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The carrying values and estimated fair values of investments in mortgage loans on real estate and loans to life insurance policyholders at December 31, 1998 and 1997 were:

                                                          Carrying    Estimated
                                                           Value      Fair Value
                                                          (Amounts in millions)
December 31, 1998
Mortgage loans on real estate                             $  718.6      $  870.4
                                                          ========      ========
Loans to life insurance policyholders                     $  455.5      $  432.9
                                                          ========      ========

December 31, 1997
Mortgage loans on real estate                             $  684.3      $  774.6
                                                          ========      ========
Loans to life insurance policyholders                     $  451.0      $  427.9
                                                          ========      ========

     The fair values for mortgage loans on real estate and policyholder loans are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for calculation purposes.

     Gain  on  investment  transactions,   included  in  consolidated  revenues,
comprised:

                                                  1998        1997        1996
                                                     (Amounts in millions)

Net gain on sale of investments                $  567.6     $  75.7     $  81.9
Provision for impairment in value                 (47.8)      (17.5)       (9.1)
Amortization of deferred policy
   acquisition costs                             (158.0)        8.9       (33.6)
                                               --------     -------     -------
                                               $  361.8     $  67.1     $  39.2
                                               ========     =======     =======

     Proceeds from sales of fixed maturities and equity securities were $7.3 billion in 1998, $9.1 billion in 1997 and $5.9 billion in 1996. Gross gains of $622.8 million in 1998, $198.2 million in 1997 and $119.8 million in 1996, and gross losses of $61.2 million in 1998, $126 million in 1997 and $41.3 million in 1996 were realized on those sales.

     Transamerica and its subsidiaries use interest rate exchange and other agreements to hedge the interest rate sensitivity of a portion of its fixed maturity investments.

     The net unrealized gain included in stockholders' equity as a result of marking the fixed maturities and equity securities to fair value at December 31, 1998 and 1997 were:

                                                             1998        1997
                                                          (Amounts in millions)

Net unrealized gain on fixed maturities                  $  2,302.1  $  2,143.0
Net unrealized gain on equity securities                    1,582.2       964.8
Net unrealized gain on derivative instruments which
   hedge a portion of investments in fixed maturities         130.7        77.4
Adjustment to deferred policy acquisition costs              (633.8)     (546.1)
Adjustment to life insurance policy liabilities              (391.3)     (281.0)
Deferred income taxes                                      (1,046.5)     (825.8)
Other assets                                                                1.3
                                                         ----------  ----------
                                                         $  1,943.4  $  1,533.6
                                                         ==========  ==========

Derivatives

     The operations of Transamerica are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from Transamerica's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, Transamerica hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements, interest rate floor agreements and options to enter into interest rate swap agreements (swaptions). Transamerica does not use derivative financial instruments for trading or speculative purposes, nor is Transamerica a party to any leveraged derivative contracts. While Transamerica is exposed to credit risk in the event of nonperformance by the other party, the likelihood of nonperformance is considered low due to the high credit rating of the counterparties. At December 31, 1998 and 1997, all of Transamerica's derivative financial instruments were with financial institutions rated A or better by one or more of the major credit rating agencies.

Asset and Liability Hedges

     Interest rate floor agreements purchased by Transamerica provide for the receipt of payments in the event interest rates fall below specified levels. Interest rate floors are intended to mitigate Transamerica's risk of reinvesting the cash flow it receives from calls and redemptions on its investment portfolio at lower interest rates. Transamerica purchases swaptions, which help manage the risk of interest rate fluctuations by providing an option to enter into an interest rate swap in the event of unfavorable interest rate movements. Interest rate swap agreements are intended to help Transamerica more closely match the cash flow received from its assets to the payments on its liabilities, and generally provide that one party pays interest at a floating rate in relation to movements in an underlying index and the other party pays interest at a fixed rate.

     At December 31, 1998 and 1997, the unamortized cost of the instruments that hedge assets was $83.6 million and $73 million, and the fair value of these asset hedges comprised gross obligations to counterparties of $26.6 million and $19 million and gross benefits from counterparties of $240.9 million and $169.4 million. The net unrealized gain (loss) on derivative contracts that hedge assets is included in stockholders' equity. At December 31, 1998 and 1997 the net after tax unrealized gain included in stockholders' equity from marking asset hedges to fair value was $85 million and $50.3 million.

     The net present value of the liability hedges offsets changes in the fair value of the hedged liabilities, which are also carried at amortized cost. The fair value of the liability hedges at December 31, 1998 and 1997 were gross obligations of $5.8 million and $6.3 million and gross benefits of $123.2 million and $68.6 million resulting in net benefits from counterparties of $117.4 million and $62.3 million.

     At December 31, 1998 and 1997 derivative hedges comprised:

                                                                                                         Weighted         Weighted
                                                                                             Notional   Avg. Fixed     Avg. Floating
Asset Hedges                                                                                  Amount   Interest Rate   Interest Rate
1998                                                                                             (Dollar amounts in millions)
Interest rate swap agreements -Transamerica receives:
   Floating rate interest income, pays fixed rate interest expense                         $     471.9       5.6%          6.0%
   Fixed rate interest income, pays floating rate interest expense                         $     325.0       6.5%          5.4%
   Floating rate interest income based on one index (5.87%) and pays
      floating rate interest expense based on another index (4.91%)                        $     147.6
Interest rate floor agreements                                                             $     560.5       6.5%
Swaptions                                                                                  $   8,370.0       4.3%
S&P call options                                                                           $      35.6
Cross currency swaps and foreign interest rate swaps                                       $     106.1
1997
Interest rate swap agreements -Transamerica receives:
   Floating rate interest income, pays fixed rate interest expense                         $     366.4       6.0%          5.9%
   Fixed rate interest income, pays floating rate interest expense                         $     275.0       6.5%          5.9%
   Floating rate interest income based on one index (5.86%) and pays
      floating rate interest expense based on another index (4.23%)                        $     324.2
Interest rate floor agreements                                                             $     560.5       6.5%
Swaptions                                                                                  $   8,401.0       4.3%
S&P call options                                                                           $      28.8
Cross currency swaps and foreign interest rate swaps                                       $      62.7

Liability Hedges
1998
Interest rate swap agreements - Transamerica pays:
   Floating rate interest expense, receives fixed rate interest income                     $   3,987.2       5.5%          5.4%
   Fixed rate interest expense, receives floating rate interest income                     $     450.5       5.2%          5.5%
   Floating rate interest expense based on one index (5.29%) and receives
      floating rate interest income based on another index (4.93%)                         $     362.7
Swaptions                                                                                  $     100.0       7.4%
Cross currency swaps and foreign interest rate swaps                                       $      28.6
1997
Interest rate swap agreements - Transamerica pays:
   Floating rate interest expense, receives fixed rate interest income                     $   3,452.2       6.3%          5.8%
   Fixed rate interest expense, receives floating rate interest income                     $      80.5       6.2%          5.8%
   Floating  rate  interest  expense  based on one index (5.91%) and receives
      floating rate interest income based on another index (5.80%)                         $     289.0
Swaptions                                                                                  $     150.0       7.0%
Cross currency swaps and foreign interest rate swaps                                       $      76.0


C. BUSINESS SEGMENT INFORMATION

     Business segment data, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for each of the years in the three year period ended December 31, 1998 included in the tables in Item 7 are an integral part of these financial statements.

                                        1998            1997            1996
                                               (Amounts in millions)
Revenues
Life insurance                      $   4,367.5     $   4,029.4     $   3,793.6
Commercial lending                        712.8           515.5           432.8
Leasing                                   816.5           797.8           765.6
Real estate services                      550.7           416.0           356.9
Other                                     (18.9)          (32.2)          (37.2)
                                    -----------     -----------     -----------
                                    $   6,428.6     $   5,726.5     $   5,311.7
                                    ===========     ===========     ===========
Assets
Life insurance                      $  46,185.9     $  41,387.3     $  36,482.0
Commercial lending                      6,495.4         4,613.2         4,023.5
Leasing                                 4,108.1         3,929.4         3,928.5
Real estate services                    2,336.7         1,734.3         1,531.5
Other (1)                                (623.5)         (491.3)        3,965.7
                                    -----------     -----------     -----------
                                    $  58,502.6     $  51,172.9     $  49,931.2
                                    ===========     ===========     ===========

----------
(1) In 1997 Transamerica sold its branch-based consumer lending operation. At December 31, 1996 net assets of discontinued operations were $4,326.2 million.


D. INCOME TAXES

     The provision (benefit) for income taxes on income from continuing operations comprised:

                                           1998           1997            1996
                                                 (Amounts in millions)

Federal current                          $  103.2       $  (52.2)       $   24.8
Federal deferred                            227.5          153.9           111.0
State                                        10.1            1.7             9.1
Foreign                                      15.4           26.4            15.2
                                         --------       --------        --------
                                         $  356.2       $  129.8        $  160.1
                                         ========       ========        ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 1998 and 1997 were:

                                                          1998           1997
                                                          (Amounts in millions)

Deferred tax assets:
   Allowance for losses                                $     40.9     $     36.2
   Impairment of investments                                 36.7           33.1
   Life insurance policy liabilities                        520.8          614.2
   Accrued expenses                                         127.0          161.6
   Loss and tax credit carryforward                          63.3
   Other                                                     63.6           27.3
                                                       ----------     ----------
                                                            852.3          872.4
Deferred tax liabilities:
   Deferred policy acquisition costs                        807.2          783.7
   Accelerated depreciation                                 700.9          674.7
   Unrealized gain on marking
      investments to fair value                           1,046.5          825.8
   Discount amortization on notes
      and loans payable                                      96.6           76.9
   Direct finance and sales type leases                      92.9           50.1
   Other                                                     89.6           43.9
                                                       ----------     ----------
                                                          2,833.7        2,455.1
                                                       ----------     ----------
Net deferred tax liability                             $  1,981.4     $  1,582.7
                                                       ==========     ==========

     The difference between federal income taxes on income from continuing operations computed at the statutory rate and the provision for income taxes was:

                                                 1998        1997        1996
                                                     (Amounts in millions)

Federal income taxes at statutory rate         $  372.1    $  231.6    $  231.6
Prior year items                                   (6.5)      (80.2)      (63.8)
Tax credits                                       (26.7)      (22.9)      (20.8)
Other                                              17.3         1.3        13.1
                                               --------    --------    --------
                                               $  356.2    $  129.8    $  160.1
                                               ========    ========    ========

     Income tax payments totaled $37.5 million in 1998, $3.1 million in 1997 and $97.5 million in 1996. Pretax income from foreign operations was $63.1 million in 1998, $66.4 million in 1997 and $36.9 million in 1996.


E. COMPREHENSIVE INCOME

     The  components  of other  comprehensive  income in the  statement of  stockholders'  equity are shown net of the following tax provision (benefit):

                                                                                       1998               1997               1996
Income tax effect on components of other comprehensive income:                                    (Amounts in millions)
   Unrealized holding gains (losses) from investments marked to fair value           $  345.2           $  426.2           $ (145.0)
   Reclassification adjustment for (gains) losses included in net income               (124.5)             (22.8)             (14.1)
   Foreign currency translation adjustments                                              (4.9)              (9.7)               0.5
                                                                                     --------           --------           --------
Income tax effect on other comprehensive income:                                     $  215.8           $  393.7           $ (158.6)
                                                                                     ========           ========           ========


F. CALCULATION OF EARNINGS PER SHARE OF COMMON STOCK
                                                      1998                           1997                           1996
                                                              Per-Share                      Per-Share                     Per-Share
                                           Income    Shares    Amount     Income    Shares    Amount     Income    Shares    Amount
                                                               (Amounts in millions except for per share data)

Income from continuing operations         $  707.0                        $ 532.0                       $  501.5
Preferred dividends                                                          (2.6)                         (17.0)
Preferred stock purchase premium                                             (3.8)
                                          --------                        -------                       --------

BASIC EPS
Income from continuing operations
   available to common stockholders          707.0    125.2    $  5.65      525.6    129.4    $ 4.06       484.5    133.2    $ 3.64
Dilutive effects of stock options                       4.7      (0.21)                4.2     (0.13)                 3.3     (0.09)
                                          --------    -----    -------    -------    -----    ------    --------    -----    ------
DILUTED EPS
Income from continuing operations
   available to common stockholders       $  707.0    129.9    $  5.44    $ 525.6    133.6    $ 3.93    $  484.5    136.5    $ 3.55
                                          ========    =====    =======    =======    =====    ======    ========    =====    ======


G. CAPITAL STOCK

     At December 31, 1998, 1,200,000 shares of preferred stock ($100 par value) and 5,000,000 shares of preference stock (without par value) were authorized but unissued.

     At December 31, 1996 Transamerica had outstanding 2,250 shares of Dutch Auction Rate Transferable Securities Preferred Stock (DARTS) ($100 par value, $100,000 liquidation value) in Series A-1, B-1 and C-1 of 750 shares each. In December 1996, Transamerica announced the redemption of all of the outstanding DARTS. The redemption was completed in February 1997.

     Transamerica also had outstanding 3,601,827 depositary shares at December 31, 1996, each of which represented a 1/20 interest in a share of Series D Preferred Stock ($100 par value, $500 liquidation preference). In February 1997, Transamerica completed the redemption of all its Series D Preferred Stock.

     In October 1996, Transamerica acquired Trans Ocean Ltd. in exchange for approximately 3.2 million shares ($112.7 million) of Transamerica common stock.


H. RETAINED EARNINGS RESTRICTIONS

     Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds which can be remitted to Transamerica by its consolidated subsidiaries. Of the net assets of Transamerica's consolidated subsidiaries, as adjusted for intercompany account balances, at December 31, 1998 approximately $4.6 billion is so restricted, and $0.7 billion is free for remittance to Transamerica subject to investment and operating requirements.


I. STOCK OPTIONS

     Transamerica has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for stock-based compensation because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

     At December 31, 1998, under Transamerica's stock option plans, 31,660,604 shares of common stock (34,332,104 shares at December 31, 1997) were reserved principally for sale to key employees of the Corporation and subsidiaries. Except as noted below for the 1995 Performance Stock Option Plan and a portion of the January 1999 grant, all options granted have 10 year terms and vest and become exercisable ratably over four years. Options were exercised for 2,671,900 shares in 1998, 2,864,820 shares in 1997 and 1,557,596 shares in 1996, at aggregate option prices of $67.8 million, $59.9 million and $31 million. In January 1999, Transamerica's board of directors approved 2,319,900 options for grant at an option price equal to market value on the date granted and options priced above fair market value on the date of grant of 20,000 with an exercise price of $62.50 and 30,000 with an exercise price of $75.

     In April 1995, the stockholders approved the 1995 Performance Stock Option Plan and in April 1998, approved an amendment to it, and under the terms of the Plan, Transamerica has made premium-priced grants of nonqualified stock options totaling 12.2 million shares. Transamerica's share price on the date of the initial grant was $25.38. Options for 2,050,000 shares were granted at an exercise price of $30 per share, which vest ratably on the third, fourth and fifth anniversaries of the date of grant. Options for 2,650,000 shares were granted with an exercise price of $41 per share all of which vested in 1997, and options for 5,300,000 shares were granted with an exercise price of $50 per share, of which 4,800,000 vested in 1997 resulting in compensation expense of $4.9 million after tax. In 1998, options for 210,000 shares were granted at an exercise price of $62.50 per share. These premium-priced options vest annually in three equal instalments beginning on the third anniversary of the date of grant and have terms ending ten years from the date of grant. Also in 1998, options for 2,890,000 shares were granted with an exercise price of $75.00 per share. These options will become exercisable only if (i) the reported closing price of Transamerica's common stock is at least $75.00 per share on ten days within any period of 30 consecutive trading days ending on or before the fifth anniversary of the date of grant and (ii) by or after the time the preceding condition is met, but no later than the tenth anniversary of the date of grant, Transamerica's total return to stockholders is at or above the median stockholder return for the S&P Financial Index excluding banks and savings and loan institutions. If these options become exercisable, they will have terms ending ten years from the date of grant. Options for 460,000 shares in 1997, and 160,000 shares in 1996 were cancelled due to forfeiture. Forfeited options may be reissued.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires the information be determined as if Transamerica had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 5.20%, 6.31% and 5.14%; dividend yields of 1.8%, 2.3% and 2.6%; volatility factors of the expected market price of Transamerica's common stock of 0.198, 0.185 and 0.175; and a weighted-average expected option life of four years.

     In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of nontransferable employee stock options with vesting provisions.

     The following  table  presents pro forma  disclosures  as if the estimated  fair value of the options is recognized  ratably in income from continuing operations over the options' vesting period.

                                                                                             1998            1997            1996
                                                                                         (Amounts in millions except per share data)
Pro forma income from continuing operations (1)                                           $    696.8      $    527.5      $    496.5
Pro forma basic earnings per share from continuing operations (1)                         $     5.57      $     4.03      $     3.60
Pro forma diluted earnings per share from continuing operations (1)                       $     5.36      $     3.90      $     3.51

-------

(1)  As Statement 123 is applicable to options granted  subsequent to December 31, 1994, the full effect of its  implementation  was not reflected in pro forma disclosures until 1998.

     Transamerica's stock option activity and related information for the years ended December 31 follow:

                                                                  1998                      1997                       1996
                                                         ----------------------    ----------------------    -----------------------
                                                                       Weighted                  Weighted                  Weighted
                                                                        Average                   Average                   Average
                                                         Options       Exercise    Options       Exercise    Options       Exercise
                                                         (000's)         Price     (000's)         Price     (000's)         Price
Outstanding-beginning of year                             23,140       $   35.85    24,014       $   33.33    23,232       $   31.84
   Granted                                                 7,702           66.45     3,168           43.75     3,270           38.89
   Exercised                                              (2,672)          25.37    (2,864)          20.91    (1,556)          20.46
   Forfeited                                              (1,203)          48.82    (1,178)          41.99      (932)          37.17
                                                          ------                    ------                      ----
Outstanding-end of year                                   26,967       $   45.04    23,140       $   35.85    24,014       $   33.33

Exercisable-end of year                                   15,387       $   37.07    15,136       $   35.59     8,002       $   21.83
Weighted average fair value of an option
   granted during the year, excluding the
   Performance Stock Option Plan                                       $    9.41                 $  8.80                   $    6.37
Weighted average fair value of an option
   granted during the year under the
   Performance Stock Option Plan                                       $    5.90                 $  7.21                   $    3.46

     Outstanding and exercisable options at December 31, 1998:

                               Options Outstanding                                             Options Exercisable
          ----------------------------------------------------------------------        --------------------------------
                              Weighted Avg                             Number
          Range of              Remaining       Weighted Avg         Outstanding        Weighted Avg           Number
          Exercise          Contractual Life      Exercise           at 12/31/98          Exercise           Exercisable
           Prices                (Years)            Price              (000's)              Price              (000's)
           -------               -------            -----              -------              -----              -------
           $17-$21                 2.6              $19.82              1,455              $19.82               1,455
           $22-$28                 5.2               25.62              4,427               25.48               4,075
           $29-$38                 6.7               34.22              3,970               34.78               1,778
           $39-$75                 8.2               54.71             17,115               46.53               8,079
                                                                       ------                                  ------
                                                                       26,967                                  15,387
                                                                       ======                                  ======


J. PENSION PLANS

     Transamerica   Corporation   and  its   subsidiaries   have  a  number   of
noncontributory defined benefit pension plans covering most salaried employees.

     A summary of the components of net periodic pension cost (benefit) follows:

                                                                                       1998               1997               1996
                                                                                                 (Amounts in millions)
Service cost-benefits earned during the period                                       $   17.4           $   16.7           $   16.7
Interest cost on projected benefit obligation                                            56.3               52.7               51.6
Actual return on plan assets                                                           (345.8)            (305.7)            (164.9)
Deferral of current gains varying from expected return                                  254.6              228.3               97.4
Net amortization and deferrals                                                          (15.8)             (10.3)              (0.6)
                                                                                     --------           --------           --------
Total pension cost (benefit)                                                         $  (33.3)          $  (18.3)          $    0.2
                                                                                     ========           ========           ========

     The following  table sets forth the amounts  recognized  in the  consolidated  statement of financial  position for the pension plans:

                                                                                                      1998                  1997
Change in benefit obligation:                                                                            (Amounts in millions)
Projected benefit obligation, including effects of
   future salary increases, at beginning of year                                                   $    823.1            $    779.1
Service cost                                                                                             17.4                  16.7
Interest cost                                                                                            56.3                  52.7
Actuarial loss, principally reduced discount rate in 1998                                               129.4                   8.5
Benefits paid                                                                                           (43.9)                (33.9)
                                                                                                   ----------            ----------
Projected benefit obligation, including effects of
   future salary increases, at end of year (1)                                                          982.3                 823.1
                                                                                                   ==========            ==========

Change in plan assets:
Plan assets at fair value at beginning of year                                                        1,393.3               1,119.4
Actual return on plan assets                                                                            345.8                 305.7
Asset transfer                                                                                           (7.8)
Employer contribution                                                                                     2.2                   2.1
Benefits paid                                                                                           (35.2)                (33.9)
                                                                                                   ----------            ----------
Plan assets at fair value at end of year                                                              1,698.3               1,393.3
                                                                                                   ----------            ----------
The excess of plan assets over projected benefit obligations                                       $    716.0            $    570.2
                                                                                                   ==========            ==========

     The excess of plan assets over projected benefit obligation comprises:

     Net pension asset (liability)                         $   27.6    $   (6.4)
     Unrecognized net gain                                    661.8       582.7
     Unrecognized prior service cost                           (9.5)      (13.2)
     Adjustment required to recognize minimum liability        36.1         7.1
                                                           --------    --------
                                                           $  716.0    $  570.2
                                                           ========    ========
----------
(1) A portion of the vested benefit obligation is unconditionally guaranteed by Transamerica Occidental Life Insurance Company, a wholly owned subsidiary of Transamerica.

     The projected benefit obligation was determined using a discount rate of 6% at December 31, 1998 and 7% at December 31, 1997 and an assumed rate of compensation increase of 5.5% for 1998 and 1997. The expected long-term rate of return on plan assets was 7.75% and 8.25% at December 31, 1998 and 1997. During 1997, the company recognized a curtailment gain of $18.8 million as a result of the sale of its branch-based consumer lending operation. The projected benefit obligation and plan assets at fair value included above for Transamerica's under funded pension plans were $87.3 million and $14 million as of December 31, 1998 and $59 million and $14.1 million at December 31, 1997.


K. COMMITMENTS AND CONTINGENCIES

     In connection with the 1993 sale of Transamerica Insurance Group, a subsidiary of Transamerica assumed responsibility by means of a reinsurance agreement for certain assumed treaty reinsurance business written prior to 1986 for which it received assets which are expected to be sufficient to fund the liquidation of the business. Transamerica has collateralized the estimated ultimate obligation of approximately $203.5 million at December 31, 1998 by providing letters of credit aggregating $135 million and by placing certain assets in a trust. At December 31, 1998, the fair value of the assets in the trust was $152.5 million. Additionally, Transamerica agreed to pay up to $89.3 million in adverse loss development on certain paid environmental losses and has provided for these losses.

     Proceedings seeking rescission of reinsurance contracts in connection with business in the personal accident market in London are currently underway. The ultimate effect on the company is unknown.

     Substantially all leases of Transamerica and its subsidiaries are operating leases principally for the rental of real estate. Total rental expense amounted to $103.6 million in 1998, $108.2 million in 1997 and $57 million in 1996.

     Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of Transamerica and subsidiaries.


L. DISCONTINUED OPERATIONS

     On June 23, 1997, Transamerica sold its branch-based consumer lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. In December 1997, Transamerica decided to exit the consumer lending business entirely.

     The following results of the discontinued consumer lending business were included in income (loss) from discontinued operations:

                                                            1997         1996
                                                          (Amounts in millions)

Revenues                                                  $  290.4     $  759.9
Gain on sale of branch based consumer lending operation      469.0
                                                          --------     --------
Total revenues                                               759.4        759.9
Expenses                                                     310.3        836.4
                                                          --------     --------
Income (loss) before taxes                                   449.1        (76.5)
Income tax provision (benefit)                               187.3        (31.3)
                                                          --------     --------
Income (loss) from discontinued operations                $  261.8     $  (45.2)
                                                          ========     ========


M. SUBSEQUENT EVENT (Unaudited)

     On February 18, 1999, Transamerica announced that it had signed a merger agreement with AEGON N.V. (AEGON) providing for AEGON's acquisition of all of Transamerica's outstanding common stock for a combination of cash and AEGON stock worth $9.7 billion. The merger is expected to close during the summer of 1999.

SUPPLEMENTAL FINANCIAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA (adjusted for 2 for 1 stock split)
1998                                                 March 31          June 30       September 30       December 31      1998 Total
                                                                    (Dollar amounts in millions except for share data)
Revenues                                            $   1,558.9      $   1,543.4      $   1,489.7       $   1,836.6      $   6,428.6
                                                    ===========      ===========      ===========       ===========      ===========

Income from continuing operations
   before investment transactions                   $      99.0      $     124.3      $     123.0       $     125.7      $     472.0
Investment transactions                                    54.7             28.1              1.1             151.1            235.0
                                                    -----------      -----------      -----------       -----------      -----------
Income from continuing operations
   and net income                                   $     153.7      $     152.4      $     124.1       $     276.8      $     707.0
                                                    ===========      ===========      ===========       ===========      ===========
Earnings per share of common stock:
Basic:
Income from continuing operations
   before investment transactions                   $      0.79      $      0.99      $      0.98       $      1.01      $      3.77
Investment transactions                                    0.43             0.22             0.01              1.21             1.88
                                                    -----------      -----------      -----------       -----------      -----------
Income from continuing operations
   and net income                                   $      1.22      $      1.21      $      0.99       $      2.22      $      5.65
                                                    ===========      ===========      ===========       ===========      ===========
Diluted:
Income from continuing operations
   before investment transactions                   $      0.76      $      0.95      $      0.95       $      0.98      $      3.63
Investment transactions                                    0.41             0.22             0.01              1.17             1.81
                                                    -----------      -----------      -----------       -----------      -----------
Income from continuing operations
   and net income                                   $      1.17      $      1.17      $      0.96       $      2.15      $      5.44
                                                    ===========      ===========      ===========       ===========      ===========

1997                                                 March 31          June 30       September 30       December 31      1997 Total

Revenues                                            $   1,372.0      $   1,432.1      $   1,423.4       $   1,499.0      $   5,726.5
                                                    ===========      ===========      ===========       ===========      ===========
Income from continuing operations
   before investment transactions                   $      75.7      $     108.9      $     156.6       $     147.5      $     488.7
Investment transactions                                     5.3              4.0             (7.7)             41.7             43.3
                                                    -----------      -----------      -----------       -----------      -----------
Income from continuing operations                          81.0            112.9            148.9             189.2            532.0
Income (loss) from
   discontinued operations                                                 275.0              1.1             (14.3)           261.8
                                                    -----------      -----------      -----------       -----------      -----------
Net income                                          $      81.0      $     387.9      $     150.0       $     174.9      $     793.8
                                                    ===========      ===========      ===========       ===========      ===========
Earnings per share of common stock:
Basic:
Income from continuing operations
   before investment transactions                   $      0.52      $      0.82      $      1.24       $      1.17      $      3.73
Investment transactions                                    0.04             0.03            (0.06)             0.33             0.33
                                                    -----------      -----------      -----------       -----------      -----------
Income from continuing operations                          0.56             0.85             1.18              1.50             4.06
Income (loss) from
   discontinued operations                                                  2.07             0.01             (0.11)            2.02
                                                    -----------      -----------      -----------       -----------      -----------
Net income                                          $      0.56      $      2.92      $      1.19       $      1.39      $      6.08
                                                    ===========      ===========      ===========       ===========      ===========
Diluted:
Income from continuing operations
   before investment transactions                   $      0.51      $      0.80      $      1.20       $      1.13      $      3.61
Investment transactions                                    0.04             0.03            (0.06)             0.32             0.32
                                                    -----------      -----------      -----------       -----------      -----------
Income from continuing operations                          0.55             0.83             1.14              1.45             3.93
Income (loss) from
   discontinued operations                                                  2.01             0.01             (0.11)            1.96
                                                    -----------      -----------      -----------       -----------      -----------
Net income                                          $      0.55      $      2.84      $      1.15       $      1.34      $      5.89
                                                    ===========      ===========      ===========       ===========      ===========

----------
(1)  On March 5, 1999 the closing sales price for Transamerica common shares was $73.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of the Corporation are listed below.

SAMUEL L. GINN, 61, Director since 1989.
Chairman of the Board, Chief Executive Officer and a director of AirTouch Communications, Inc., a worldwide wireless telecommunications company, since December 1993. He was Chairman of the Board, President, Chief Executive Officer and a director of Pacific Telesis Group, a diversified telecommunications company, from 1988 to 1994. He also serves as a director of Chevron Corporation and Hewlett-Packard Company.

FRANK C. HERRINGER, 56, Director since 1986.
Chairman of the Board, Chief Executive Officer and President of the Corporation. He has been Chairman since January 1996, Chief Executive Officer since 1991 and President since 1986. He also serves as a director of The Charles Schwab Corporation and Unocal Corporation.

ROBERT W. MATSCHULLAT, 51, Director since 1996.
Vice Chairman of the Board, Chief Financial Officer and a director of The Seagram Company Ltd., a beverage and entertainment/communications company, since 1995. He was a managing director, and head of worldwide investment banking, at Morgan Stanley & Co., Inc. from 1991 to 1995. He also serves as a director of USA Networks, Inc.

GORDON E. MOORE, 70, Director since 1981.
Chairman Emeritus of the Board and a director of Intel Corporation, a semiconductor manufacturing company. He was Chairman of the Board of Intel Corporation from 1979 until May 1997. He also serves as a director of Gilead Sciences, Inc.

TONI REMBE, 62, Director since 1995.
Partner at Pillsbury Madison & Sutro LLP, a law firm. She also serves as a director of Potlatch Corporation and SBC Communications Inc.

CONDOLEEZZA RICE, 44, Director since 1991.
Vice President and Provost of Stanford University since 1993. She is Professor of Political Science at Stanford and has been a member of the Stanford faculty since 1981. She also serves as a director of Chevron Corporation.

CHARLES R. SCHWAB, 61, Director since 1989
Chairman of the Board, Co-Chief Executive Officer and a director of The Charles Schwab Corporation, a discount brokerage firm. He also serves as a director of AirTouch Communications, Inc., The Gap, Inc. and Siebel Systems, Inc.

FORREST N. SHUMWAY, 71, Director since 1973
Retired Vice Chairman of the Board of Allied-Signal Inc., a multi-industry company.

PETER V. UEBERROTH, 61, Director since 1984
Managing Director of The Contrarian Group, Inc., a business management company, since 1989. He also serves as Chairman of the Board of Ambassadors International, Inc. and as a director of CB Richard Ellis Services, Inc., The Coca-Cola Company and Promus Hotel Corporation.

     The officers of the Corporation are listed below. Executive officers are designated by an asterisk.

Name                      Position                    Age             Name                   Position                    Age
----                      --------                    ---             ----                   --------                    ---

Frank C. Herringer*.....  Chairman of the Board,      56              Burton E. Broome*....  Vice President and          63
                          President and Chief                                                Controller
                          Executive Officer                           Patricia Clarey......  Vice President--            45
Thomas J. Cusack* .....   Executive Vice President    43                                     Public Affairs
Edgar H. Grubb* ........  Executive Vice President    59              James B. Dox ........  Vice President--Taxes       59
                          and Chief Financial                         James F. McArdle ....  Vice President--            35
                          Officer                                                            Investor Relations
Robert A. Watson* .....   Executive Vice President    53              William H. McClave ..  Vice President--            55
Shirley H. Buccieri*...   Senior Vice President,      47                                     Corporate
                          General Counsel and                                                Communications
                          Secretary                                   John Morrissey.......  Vice President and          41
Richard N. Latzer*......  Senior Vice President       62                                     General Auditor
                          and Chief Investment                        Rona Pehrson ........  Vice President--            51
                          Officer                                                            Human Resources
Richard H. Fearon*.....   Senior Vice President--     43              Philip Rice*.........  Vice President              40
                          Corporate Development                                              and Treasurer
Nancy C. Bonner .......   Vice President--            46              George B. Sundby ....  Vice President--Financial   47
                          Executive Development                                              Planning and Analysis
Maureen Breakiron-        Vice President--Control     44                                     and Assistant Controller
  Evans* ..............   and Services                                Judith M. Tornese ...  Vice President--Risk        56
                                                                                             Management


     Mr. Herringer was elected Chairman of the Board of the Corporation effective January 1, 1996. He has been Chief Executive Officer of the Corporation since 1991 and President since 1986.

     Mr. Cusack was elected Executive Vice President of the Corporation in 1995. He was Senior Vice President of the Corporation from 1993 to 1995.

     Mr. Grubb was elected Executive Vice President and Chief Financial Officer of the Corporation in 1993.

     Mr. Watson was elected Executive Vice President of the Corporation in 1995. He was with Westinghouse Electric Corporation from 1992 to 1995 where he served as an Executive Vice President and as Chairman and Chief Executive Officer of Westinghouse's financial services division.

     Ms. Buccieri was elected Senior Vice President, General Counsel and Secretary of the Corporation in 1995. She was with Gibson, Dunn & Crutcher from 1983 to 1995 and served as a Partner from 1991 to 1995.

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

     Ms. Breakiron-Evans was elected Vice President--Control and Services of the Corporation in 1997. From 1994 to 1997 she served as Vice President and General Auditor of the Corporation. She was with Arthur Andersen LLP from 1980 to 1994.

     Mr. Broome was elected Vice President and Controller of the Corporation in 1979.

     Ms. Clarey was elected Vice President--Public Affairs of the Corporation in 1998. She previously served as deputy chief of staff for California Governor Pete Wilson from 1991 to 1998.

     Mr. Dox was elected Vice President--Taxes of the Corporation in 1993.

     Mr. McArdle was elected Vice President--Investor Relations of the Corporation in 1997. He held a number of positions within the commercial lending operation between 1991 and 1997, most recently serving as group vice president of the distribution finance unit.

     Mr. McClave was elected Vice President--Corporate Communications of the Corporation in 1981.

     Mr. Morrissey was elected Vice President and General Auditor of the Corporation in 1997. He was with PricewaterhouseCoopers LLP from 1979 to 1997.

     Ms. Pehrson was elected Vice President--Human Resources of the Corporation in 1989.

     Mr. Rice was elected Vice President and Treasurer of the Corporation in 1998. He was with Atlas-Pleiades Partners from 1997 to 1998, executive director of SBC Warburgs west coast office from 1994 to 1997 and Goldman Sachs from 1993 to 1994.

     Mr. Sundby was elected Vice President--Financial Planning and Analysis of the Corporation in 1995. He was Assistant Controller and Director of Accounting of the Corporation from 1989 to 1995. He continues to serve as Assistant Controller.

     Ms. Tornese was elected Vice President--Risk Management of the Corporation in 1987.

     There is no family relationship among any of the foregoing officers or between any of the foregoing officers and any director of the Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file periodic ownership reports with the Securities and Exchange Commission. We believe, based solely on our review of the reporting forms that we have received or written representations that no reports were required to be filed that for 1998 all such filing requirements were satisfied.


ITEM 11.  EXECUTIVE COMPENSATION

     The following tables contain compensation information for Transamerica's Chief Executive Officer and the next four most highly compensated executive officers.

Summary Compensation Table
                                                                                                      Long-Term
                                                                                                    Compensation
                                                                      Annual Compensation              Awards
                                                                      -------------------              ------
                                                                                                     Securities
                                                                                                     Underlying         All Other
Name and Principal Position                          Year           Salary            Bonus            Options      Compensation (1)
---------------------------                         ------          ------           -------           -------      ----------------
Frank C. Herringer                                   1998        $  975,000        $1,443,780         1,290,000        $  152,764
Chairman, President and                              1997           975,000           975,000                 0           128,873
Chief Executive Officer                              1996           975,000           756,132                 0           125,513

Robert A. Watson                                     1998        $  775,000        $  700,000           500,000        $  109,623
Executive Vice President                             1997           670,000           380,000                 0            74,141
                                                     1996           640,000           300,000           100,000            68,466

Richard N. Latzer                                    1998        $  510,000        $  700,000            90,000        $  107,022
Senior Vice President and                            1997           475,000           450,000            75,000            90,410
Chief Investment Officer                             1996           450,000           350,000            70,000            80,132

Thomas J. Cusack                                     1998        $  650,000        $  500,000           500,000        $  135,240
Executive Vice President                             1997           575,000           300,000                 0           133,323
                                                     1996           500,000           300,000                 0           128,797

Edgar H. Grubb                                       1998        $  495,000        $  439,798           400,000        $   98,449
Executive Vice President and                         1997           475,000           285,000                 0            78,961
Chief Financial Officer                              1996           455,000           242,592                 0            79,349

----------
(1)  Includes (i) employer  matching  contributions  under the Stock  Savings  Plan, a 401(k) plan,  of $1,200 for each of the named executive officers;  (ii) employer matching  contributions under the Stock Savings Plan Plus, a plan designed to supplement the
     401(k) plan, of $86,541 for Mr. Herringer,  $50,781 for Mr. Watson,  $42,001 for Mr. Latzer, $37,051 for Mr. Cusack and $32,783
     for Mr. Grubb; (iii) employer  contributions for additional life, accidental death and dismemberment,  and disability insurance of $41,597 for Mr. Herringer,  $22,413 for Mr. Watson, $47,315 for Mr. Latzer, $9,383 for Mr. Cusack and $29,574 for Mr. Grubb;
     (iv)  above-market  interest on deferred  compensation of $23,426 for Mr.  Herringer,  $35,229 for Mr. Watson,  $16,506 for Mr.
     Latzer, $2,606 for Mr. Cusack and $34,892 for Mr. Grubb; and (v) for Mr. Cusack,  forgiveness of $85,000 in principal amount of a loan.

Option Grants in Last Fiscal Year

                                      Number of     Percent of
                                      Securities   Total Options                                         Potential Realizable Value
                                      Underlying     Granted to   Exercise or                            at Assumed Annual Rates of
                                       Options      Employees in   Base Price                            Stock Price Appreciation
Name                                  Granted(1)    Fiscal Year   ($/share)(2)   Expiration Date            for Option Term (3)
----                                  ----------    -----------   -----------    ---------------            -------------------
                                                                                                            5%               10%
                                                                                                       -----------      ------------
Frank C. Herringer                     1,290,000         16.80%   $   75.00      January 2, 2008            (4)              (5)
Robert A. Watson                         500,000          6.51%       75.00      January 22, 2008           (4)              (5)
Richard N. Latzer                         90,000          1.17%       62.50      January 22, 2008      $ 1,998,000      $ 6,513,300
Thomas J. Cusack                         500,000          6.51%       75.00      January 22, 2008           (4)              (5)
Edgar H. Grubb                           400,000          5.21%       75.00      January 22, 2008           (4)              (5)

-----------
(1)  Options granted under the 1995 Performance Stock Option Plan are premium-priced and performance-vesting. The options granted to
     Messrs.  Herringer,  Watson,  Cusack and Grubb will become exercisable only if (i) the reported closing price of Transamerica's common stock is at least $75.00 per share on ten days within any period of 30 consecutive  trading days ending on or before the fifth  anniversary  of the date of grant and (ii) by or after the time the  preceding  condition  is met, but no later than the tenth  anniversary of the date of grant,  Transamerica's  total return to  stockholders  is at or above the median  stockholder return for the S&P Financial Index excluding banks and savings and loan institutions. If these options become exercisable, they will have terms ending ten years from the date of grant.  Messrs.  Watson,  Cusack and Grubb will receive no  additional  stock options, except in the case of a promotion,  until 2000, and Mr. Herringer will receive no additional stock options until 2002.
     The options granted to Messrs.  Herringer,  Watson, Cusack and Grubb were granted with tandem limited stock appreciation rights
     ("TLSARs"),  which are exercisable only upon a change of control. Exercise of the TLSARs requires proportionate cancellation of the related  option and vice versa.  The number of shares and  exercise  prices of the TLSAR's are as follows:  Mr.  Herringer,
     470,000 shares,  $52.595; Mr. Watson,  212,980 shares,  $52.00; Mr. Cusack,  212,980 shares, $52.00; Mr. Grubb, 170,384 shares,
     $52.00. The options granted to Mr. Latzer will vest annually in three equal installments  beginning on the third anniversary of the date of grant and have a term ending ten years from the date of grant.
(2)  The Management Development and Compensation Committee may permit the exercise price and tax withholding  obligations to be paid in stock.
(3)  Transamerica's  stock price (i) on January 2, 2008 would be $85.67 and $136.42 and (ii) on January 22, 2008 would be $84.70 and
     $134.87, at annual appreciation rates of 5 percent and 10 percent, respectively.  There can be no assurance that such increase, or any increase, in the price of the stock will be achieved.
(4)  For the options  granted to Messrs.  Herringer,  Watson,  Cusack and Grubb, an annual  appreciation  rate of 5% would result in failure to satisfy the first condition specified in note 1 above and therefore such options would not vest.
(5)  Because the vesting of the options granted to Messrs. Herringer, Watson, Cusack and Grubb depends on the total return condition being satisfied as well as price appreciation (see note 1 above), such options may not vest even if Transamerica's  stock price appreciates annually by 10% during the first five years of the option term. In the event that both conditions specified in note
     1 are satisfied and  Transamerica's  stock price continues to appreciate by 10% for the remainder of the term of these options, the potential  realizable  values would be as follows:  Mr.  Herringer:  $79,231,800,  Mr.  Watson:  $29,935,000,  Mr.  Cusack,
     $29,935,000, and Mr. Grubb, $23,948,000.

                                                        --------------------

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                              Number of
                                      Shares                             Securities Underlying             Value of Unexercised
                                     Acquired           Value            Unexercised Options at           in the Money Options at
                                    on Exercise      Realized(1)           December 31, 1998               December 31, 1998(2)
                                    -----------      -----------           ------------------              --------------------
Name                                                                   Exercisable    Unexercisable     Exercisable    Unexercisable
----                                                                   -----------    -------------     -----------    -------------
Frank C. Herringer                      100,000      $ 3,695,060        3,453,333          566,667      $62,332,241     $15,725,009
Robert A. Watson                              0                         1,000,000          100,000       14,098,500       2,386,000
Richard N. Latzer                        40,000        1,634,324          706,250          108,750       17,197,525       2,038,575
Thomas J. Cusack                              0                         1,185,266          133,334       21,957,343       3,700,019
Edgar H. Grubb                           56,600        1,955,830          956,666          133,334       19,135,882       3,700,019

-----------
(1)  The value  realized is the  difference  between (a) the average of the high and low prices of  Transamerica's  common  stock as reported in the New York Stock  Exchange  Composite  Transactions  on the date of exercise  and (b) the  exercise  price of the option, multiplied by the number of shares exercised.
(2)  The value of unexercised options is the closing price of Transamerica's common stock as reported in the New York Stock Exchange
     Composite Transactions on December 31, 1998 ($57.75) less the exercise price of the option, multiplied by the number of options outstanding.

                                                        --------------------

Pension Plan and Supplemental Pension Plans

     We have had a retirement plan for eligible employees since 1935. Substantially all of our subsidiaries participate in the plan. Since applicable federal laws and the pension plan limit certain participants' retirement plan benefits to an amount less than the amount otherwise provided by the formula and prohibit certain compensation from being counted for pension purposes, we will, in accordance with the terms of its Supplemental Pension Plan and SSP+
Supplemental  Pension  Plan,  make  supplemental   payments  to  make  up  those
differences. The table below shows the total estimated annual retirement benefits payable under all pension plans to employees, including executive officers, upon normal retirement on January 1, 1999 for the indicated periods of service assuming such employees and their spouses elect a single life annuity rather than a joint and survivor or other form of annuity (under which benefits would generally be lower than those shown in the table).

                                                                      Years of Service
                                                                      ----------------
            Remuneration                 10                       15                     20                  25 or more
            ------------                 --                       --                     --                  ----------
             $  200,000              $   39,000              $   58,000              $   78,000              $   97,000
                400,000                  79,000                 118,000                 158,000                 197,000
                600,000                 119,000                 178,000                 238,000                 297,000
                800,000                 159,000                 238,000                 318,000                 397,000
              1,000,000                 199,000                 298,000                 398,000                 497,000
              1,200,000                 239,000                 358,000                 478,000                 597,000
              1,400,000                 279,000                 418,000                 558,000                 697,000
              1,800,000                 359,000                 538,000                 718,000                 897,000
              2,200,000                 439,000                 658,000                 878,000               1,097,000
              2,600,000                 519,000                 778,000               1,038,000               1,297,000
              3,000,000                 599,000                 898,000               1,189,000               1,497,000

     As of December 31, 1998, these executive  officers had the following years of service:  Mr. Herringer,  20 years, Mr. Watson, 6 years, Mr. Latzer, 10 years, Mr. Cusack, 9 years and Mr. Grubb, 9 years.

     The pension plans currently provide for a benefit payable as a single life annuity for each participant, including the executive officers named in the Summary Compensation Table, of 2 percent of the average compensation during the highest 60 consecutive months of the final 120 months of employment less 0.4 percent of the participant's age 65 monthly Social Security-covered compensation, with the result multiplied by years of benefit service (up to a maximum of 25 years). Under the pension plans, "pensionable remuneration" or "covered compensation" means salary and target bonus under the bonus plan(s) applicable to the participant. Mr. Cusack's covered compensation for 1998 was within 10 percent of his total Annual Compensation shown in the Summary Compensation Table. For each other executive officer named in the Summary Compensation Table, covered compensation represented 81% (Mr. Herringer), 85% (Mr. Watson), 65% (Mr. Latzer) and 85% (Mr. Grubb), of the total shown in such table. Benefits earned under the pension plans' prior benefit formulas are protected to the extent they exceed benefits earned under the current formula. A participant is fully vested in his or her retirement benefit after five years of service.

Director Compensation and Benefits

     Directors who are employees of Transamerica or its subsidiaries do not receive any compensation for service on the Board. Compensation for non-employee directors consists of cash meeting fees, annual grants of stock options and annual grants of shares of phantom restricted stock.

     Cash compensation and deferral plans. In 1998, cash compensation for non-employee directors consisted of an annual retainer of $30,000, fees of $1,000 for each Board or committee meeting attended, an annual retainer of $5,000 for committee chairs, and reimbursement of expenses. Each year, directors may defer with interest $5,000 or more of their retainers and meeting fees. The interest rate is an average of rates paid on ten-year U.S. Treasury Notes (adjusted annually), plus a premium of up to 3 percent, depending on the deferral term. Participating directors elect specific terms and conditions in advance of each deferral.

     Stock options. Each non-employee director was granted options in 1998 exercisable for 3,000 shares of Transamerica common stock at an exercise price equal to the fair market value on the effective date of the grant. The options generally have a term not exceeding ten years and one month and became exercisable in full six months after the grant date.

     Phantom  restricted  stock.  Each  non-employee  director  was also granted
259.74 "shares" of phantom restricted stock on April 23, 1998. The number of phantom shares equaled half of the annual cash retainer, or $15,000, divided by the fair market value of a share of Transamerica common stock on the grant date. Phantom shares are credited with dividends on the same basis as common stock, and the dividends are reinvested in additional phantom shares at the then fair market value of the common stock. The phantom shares will be paid in cash when the director leaves the Board or upon a change of control of Transamerica, whichever occurs first.

Employment and Severance Agreements

     Mr. Herringer entered into an employment agreement in November 1997 under which he agreed to remain as Transamerica's Chairman and Chief Executive Officer at least until December 31, 2001. The agreement provides for a base salary of no less than $975,000 per year and a target annual bonus of at least 100 percent of his base salary under the annual Value Added Incentive Plan, although the actual amount of the bonus, if any, will be determined in accordance with the terms of the plan. Under the agreement, Mr. Herringer was granted stock options to purchase 1,290,000 shares of common stock with an exercise price of $75 per share. Mr. Herringer was also granted 470,000 TLSARs with an exercise price of $52.595, which cannot be exercised unless (among other things) there is a change of control. As a retention incentive, Mr. Herringer was credited on January 2, 1998 with 210,000 shares of phantom restricted stock. These shares, together with additional shares of phantom restricted stock that are credited to Mr. Herringer as dividends on the shares initially credited, will generally vest on December 31, 2001. However, under the agreement, a pro-rated portion of the phantom shares will vest upon a change of control, and the balance will vest if his employment is subsequently terminated within 24 months after the change of control but before December 31, 2001. Payment of Mr. Herringer's vested phantom restricted stock will occur upon his termination of employment. The agreement also entitles Mr. Herringer to participate in the employee benefit plans generally available to other Transamerica executives and employees.

     Each executive officer named in the Summary Compensation Table has entered into a severance agreement that entitles him to receive a lump sum payment equal to three times the sum of his highest target annual compensation during the three years immediately preceding the change in control, together with certain other payments and benefits, including continuation of employee welfare benefits if (i) he is terminated other than for cause, retirement or disability within three years after a change of control, or (ii) he terminates his employment for good reason within such three-year period (or voluntarily during the 30-day period following the first anniversary of the change of control). In addition, each executive officer will be paid the amount necessary to compensate for excise taxes imposed on payments or benefits received due to a change of control and for any income taxes imposed on such additional payment.

Compensation Committee Interlocks and Insider Participation

     There are no "interlocks" (as defined by the rules of the Securities and Exchange Commission) with respect to any member of the Management Development and Compensation Committee, and such Committee consists entirely of independent, non-employee directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

     The following table lists the stock ownership of each director, each executive officer named in the Summary Compensation Table, all  directors  and  executive  officers  as a group,  and the sole  holder of more than 5% of our  common  stock  known to us.  The information for directors and executive officers is current as of March 5, 1999.


                                                                                    Shares
                                                                                   Acquirable                       Percentage of
                                                                 Shares             within 60                        Outstanding
Name                                                            Owned(1)             Days(2)               Total        Shares
----                                                            --------             -------               -----        ------
Directors
   Samuel L. Ginn (3)(4)                                           8,510               15,000               23,510           *
   Frank C. Herringer (3)(4)(5)                                  263,066            3,736,666            3,999,732       3.11%
   Robert W. Matschullat (4)                                       4,048                6,000               10,048           *
   Gordon E. Moore (4)                                            14,082               15,000               29,082           *
   Toni Rembe (4)                                                  4,422               12,000               16,422           *
   Condoleezza Rice (4)                                            2,000                9,000               11,000           *
   Charles R. Schwab (4)                                          16,950               15,000               31,950           *
   Forrest N. Shumway (3)(4)                                      22,484               15,000               37,484           *
   Peter V. Ueberroth (3)(4)                                      20,000               15,000               35,000           *

Executive Officers
   Thomas J. Cusack (3)(5)                                         1,906            1,251,933            1,253,839       1.00%
   Edgar H. Grubb (3)(5)                                          22,020            1,023,333            1,045,353           *
   Richard N. Latzer (5)                                           7,462              760,000              767,462           *
   Robert A. Watson (5)                                              710            1,025,000            1,025,710           *
   All directors and
      executive officers
      (18 persons)(3)(4)(5)                                      433,614            8,580,532            9,014,146       6.77%

Oppenheimer Capital(6)                                        11,070,548                    0           11,070,548       8.88%

*Less than 1%
------------
(1)  Represents  shares held directly and with sole voting and investment  power (or with voting and investment  power shared with a spouse) unless otherwise indicated. Excludes shares that may be acquired through stock option exercises.
(2)  Represents  shares  that may be  acquired  upon  exercise  of stock  options and are  considered  outstanding  for  purposes of calculating percentage ownership.
(3)  Includes shares held by family trusts as to which each of the following  directors and executive  officers and their respective spouses have shared voting and investment power: Mr. Ginn, 8,510 shares;  Mr. Shumway,  22,484 shares;  Mr.  Ueberroth,  20,000 shares;  Mr. Cusack,  1,000 shares;  Mr. Grubb,  21,000 shares;  as to which Mr.  Herringer has sole, or he and his spouse have shared,  voting and investment power,  246,820 shares; and all directors and executive officers as a group, 339,176 shares. Mr.
     Herringer disclaims beneficial ownership of 29,592 shares held by his spouse, as to which he has no voting or investment power.




(4)  Excludes deemed "shares" of phantom restricted stock held by each of the following directors under the Phantom Restricted Stock
     Plan for Nonemployee  Directors:  Mr. Ginn, 638 shares; Mr. Matschullat,  798 shares; Mr. Moore, 6,362 shares; Ms. Rembe, 1,459 shares; Ms. Rice, 1,178 shares; Mr. Schwab, 2,808 shares; Mr. Shumway,  638 shares; Mr. Ueberroth,  3,649 shares; all directors as a group,  17,530 shares.  Also excludes 214,810 deemed "shares" of phantom  restricted stock held by Mr. Herringer under the terms of his employment agreement.
(5)  Includes shares held under Transamerica's Employees Stock Savings Plan on December 31, 1998 and as to which the participant has sole voting and investment power, as follows: Mr. Cusack, 906 shares; Mr. Grubb, 1,020 shares; Mr. Herringer, 7,758 shares; Mr.
     Latzer, 1,462 shares; Mr. Watson, 710 shares; all directors and executive officers as a group, 28,448 shares.
(6)  Based on information  contained in a report on Schedule 13G filed with the  Securities  and Exchange  Commission by Oppenheimer
     Capital on February 16, 1999. The address of Oppenheimer  Capital is Oppenheimer  Tower,  World Financial Center, New York, New
     York 10281.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     In August 1995, we loaned Mr. Cusack $425,000 to assist him with the purchase of a residence in connection with his relocation to the Southern California area. The loan, which is interest-free and is secured by a deed of trust on the residence, is being forgiven in equal installments over its five-year term provided that Mr. Cusack remains an employee at each anniversary date of the loan. In 1998, the principal amount of $85,000 was forgiven. The current balance of the loan is $170,000. The loan will be forgiven in full if Mr. Cusack dies or becomes permanently disabled, if he terminates his employment for good reason (as defined in the agreement), if we terminate his employment other than for cause (as defined in the agreement) or if, at our request, he sells his residence and relocates in connection with his continued employment with Transamerica. If Mr. Cusack dies or becomes permanently disabled during the loan term, we have agreed to reimburse him or his estate for taxes paid as a result of the loan forgiveness. If Mr. Cusack voluntarily terminates his employment (other than for good reason) or we terminate his employment for cause during the loan term, he will be required to repay the principal amount then outstanding plus interest at 12 percent per annum from the date of such termination.

     In 1998, Transamerica and its subsidiaries obtained legal services from the law firm of Pillsbury Madison & Sutro LLP, of which Ms. Rembe is a member, on terms that we believe were as favorable as we could have obtained from other law firms. We expect that Pillsbury Madison & Sutro LLP will perform additional legal services for us in 1999.

     In 1998, certain indirect subsidiaries of Transamerica made payments of approximately $500,000 to Charles Schwab Corporation ("Schwab") and/or its affiliates in connection with the distribution of shares of the Transamerica Premier family of mutual funds through Schwab's Mutual Fund One Source service. Mr. Schwab is a director of Transamerica and may be deemed to have an indirect material interest in the distribution arrangements since he is Chairman, Co-Chief Executive Officer, and a significant shareholder of Schwab. Schwab and its affiliates will continue to provide such services in 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (3)  List of Exhibits:

          2.1 Agreement and Plan of Merger and Reorganization, dated as of February 17, 1999, by and among AEGON N.V., Tony Merger Corp. and Transamerica Corporation (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K (File No. 1-2964) dated February 22, 1999).

          3.(i) Transamerica Corporation Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.(i) of the Registrant's Quarterly Report on Form 10-Q/A (File No. 1-2964) for the quarter ended September 30, 1998).

          3.(ii)    Transamerica  Corporation By-Laws, as amended.

          4.2*

          10.1 Executive Benefit Plan for Transamerica Corporation and Affiliates, as amended (incorporated by reference to Exhibit EX-10.2 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

          10.2 1997 Bonus Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1996).

          10.3 1998 Bonus Plan (incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1997).

          10.4 1985 Stock Option and Award Plan, as amended (including Amendments No. 1 through 9) (incorporated by reference to
                    Exhibit 4.1 of the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Forms S-8 (File No. 33-43927) as filed with the Commission on August 7, 1998, and to
                    Exhibit 10.6 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1997).

          10.5 Form of Non-Qualified Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1997).

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

          10.6 Form of Incentive Stock Option Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1990).

          10.7 Form of Restricted Stock Award Agreement under the Registrant's 1985 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1997).

          10.8 Form of Non-Qualified Stock Option Agreement for Nonemployee Directors under the Registrant's 1985 Stock Option and Award Plan.

          10.9 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1987 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1991).

          10.10 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1988 (incorporated by reference to Exhibit EX-10.14 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

          10.11 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1989 (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

          10.12 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1990 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1989).

          10.13 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective July 1, 1992 (incorporated by reference to Exhibit EX-10.17 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

          10.14 Deferred Compensation Policy for Transamerica Corporation and Affiliates effective January 1, 1994 (incorporated by reference to Exhibit EX-10.18 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1993).

          10.15 Transamerica Corporation Deferred Compensation Plan, as amended (including Amendment No. 1) (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1995, and to Exhibit EX-10.20 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1994).

          10.16 Form of Termination Agreement between Transamerica Corporation and certain of its officers and certain officers of its subsidiaries, as amended (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31,
                    1997).

          10.17 Reinsurance Agreement dated December 31, 1992 by and between ARC Reinsurance Corporation and Transamerica Insurance Company, as amended (incorporated by reference to Exhibit EX-10.26 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

          10.18 Letter dated December 31, 1992 from the Registrant to Transamerica Insurance Company regarding ARC Reinsurance Corporation (incorporated by reference to Exhibit EX-10.27 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1992).

          10.19 Transamerica Corporation 1995 Performance Stock Option Plan, as amended (including Amendment Nos. 1 and 2) (incorporated by reference to Exhibit B of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 23, 1998.).

          10.20 Transamerica Corporation Value Added Incentive Plan (incorporated by reference to Exhibit EX-10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1994).

          10.21     Form  of  Nonqualified  Stock  Option  Agreement  under  the
                    Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit EX-10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1995).

          10.22 Form of Nonqualified Stock Option Agreement granted with Tandem Limited Stock Appreciation Right under the Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit EX-10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended June 30, 1995).

          10.23 Form of Tandem Limited Stock Appreciation Right under the Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1997).

          10.24 Transamerica Corporation 1998 Cash Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998).

          10.25 Transamerica Corporation 1996 Stock Option and Award Plan, as amended (including Amendment Nos. 1 through 3) (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-70557) as filed with the Commission on January 14,
                    1999), Exhibit 10.35 of the Registrant's Annual Report on Form 10-K (File No. 1-2964) for the year ended December 31, 1997, and to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 (File No. 333-23945) as filed with the Commission on March 25, 1997).

          10.26 Form of Nonqualified Stock Option Agreement (100% of Fair Market Value) under the Registrant's 1996 Stock Option and Award Plan (incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (File No. 333-23945 as filed with the Commission on March 25, 1997).

          10.27 Employment Agreement by and between Transamerica Corporation and Frank C. Herringer dated as of November 4, 1997 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended September 30, 1997).

          10.28 Form of $150 Nonqualified Stock Option Agreement granted with Tandem Limited Stock Appreciation Right under the Registrant's 1995 Performance Stock Option Plan to Frank C. Herringer (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended September 30, 1998).

          10.29 Form of Tandem Limited Stock Appreciation Right (tandem to $150 Option) granted under the Registrant's 1995 Performance Stock Option Plan to Frank C. Herringer (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended September 30, 1998).

          10.30 Form of $125 Nonqualified Stock Option Agreement under the Registrant's 1995 Performance Stock Option Plan
                    (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1998).

          10.31 Form of $150 Nonqualified Stock Option Agreement granted with Tandem Limited Stock Appreciation Right under the Registrant's 1995 Performance Stock Option Plan
                    (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1998).

          10.32 Form of Tandem Limited Stock Appreciation Right (Tandem to $150 Options) under the Registrant's 1995 Performance Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1998).

          10.33 Form of $125 Nonqualified Stock Option Agreement under the Registrant's 1996 Stock Option and Award Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1998).

          10.34 Form of $150 Nonqualified Stock Option Agreement granted with Tandem Limited Stock Appreciation Right under the Registrant's 1996 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1998).

          10.35 Form of $150 Tandem Limited Stock Appreciation Right (tandem to $150 Options) under the Registrant's 1996 Stock Option and Award Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-2964) for the quarter ended March 31, 1998).

          12        Ratio of Earnings to Fixed Charges Calculation.

          21        List of Subsidiaries of Transamerica Corporation.

          23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated January 22, 1999 in the Registrant's Registration Statements on Form S-8 (File Nos. 33-3722, 33-26317, 33-43927, 33-55587, 33-64221, 333-23945,
                    333-61055  and   333-70557)  and  on  Form  S-3  (File  Nos.
                    33-32419, 33-37889, 33-41008, 33-55047 and 33-63049).

          24        Power  of  Attorney   executed  by  the   directors  of  the
                    Registrant.

          27        Financial Data Schedule.

                    Exhibits will be furnished to stockholders of the Corporation upon written request and upon payment of a fee of 30 cents per page, which fee covers the Corporation's reasonable expenses in furnishing such exhibits.

     (b) Reports on Form 8-K filed in the fourth quarter of 1998: None

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

TRANSAMERICA CORPORATION
Registrant



Burton E. Broome
Vice President and Controller

Date:  March 25, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

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



                          Year Ended December 31, 1998









                    TRANSAMERICA CORPORATION AND SUBSIDIARIES

                            SAN FRANCISCO, CALIFORNIA

FORM 10-K--ITEM 14(a)(1) AND (2)

TRANSAMERICA CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

     The following consolidated financial statements of Transamerica Corporation and subsidiaries are included in Item 8:

          Consolidated Balance Sheet -- December 31, 1998 and 1997

          Consolidated Statement of Income --Years ended December 31, 1998, 1997 and 1996

          Consolidated Statement of Cash Flows --Years ended December 31, 1998, 1997 and 1996

          Consolidated Statement of Stockholders' Equity --Years ended December 31, 1998, 1997 and 1996

          Notes to Financial Statements -- December 31, 1998

Financial Statement Schedules:
----------

     The following consolidated financial statement schedules of Transamerica Corporation and subsidiaries are included in Item 14(d).

          I -- Summary of Investments Other Than Investments in Related Parties
               -- December 31, 1998

         II -- Condensed Financial Information of Registrant -- December 31,
               1998 and 1997, and years ended December 31, 1998, 1997 and 1996

        III -- Supplementary Insurance Information -- Years ended December 31,
               1998, 1997 and 1996

         IV -- Reinsurance -- Years ended December 31, 1998, 1997 and 1996

          V -- Valuation and Qualifying Accounts -- Years ended December 31,
               1998, 1997 and 1996


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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Transamerica Corporation


     We have audited the accompanying consolidated balance sheet of Transamerica Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at Item 14(a)(1) and (2). These financial statements and schedules are the responsibility of Transamerica Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


                                              Ernst & Young LLP

San Francisco, California
January 22, 1999

                                                                                                                          SCHEDULE I

                                      TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                ---------------------

                                       SCHEDULE I--SUMMARY OF INVESTMENTS OTHER
                                         THAN INVESTMENTS IN RELATED PARTIES

                                                  DECEMBER 31, 1998



             Column A                                                              Column B            Column C        Column D
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Amount at
                                                                                                                     which shown in
        Type of Investment                                                           Cost                Value     the balance sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Amounts in millions)

Fixed maturities available for sale:
  Bonds and notes:
    U.S. Treasury securities and obligations of
       U.S. government authorities and agencies ......................           $     298.1         $     410.8         $     410.8
    Obligations of states and political
       subdivisions ..................................................                 259.2               284.7               284.7

    Foreign governments ..............................................                 120.4               122.1               122.1
    Corporate securities .............................................              18,793.8            20,355.5            20,355.5
    Mortgage-backed securities .......................................               2,988.7             3,289.5             3,289.5
    Public utilities .................................................               3,952.7             4,376.7             4,376.7
  Redeemable preferred stocks ........................................                 163.7               170.1               170.1
                                                                                 -----------         -----------         -----------
       Total fixed maturities ........................................              26,576.6         $  29,009.4            29,009.4
                                                                                 ===========         ===========         ===========

Equity securities:
  Common stocks:
    Banks, trust and insurance companies .............................
    Industrial, miscellaneous and all other ..........................                 588.6         $   2,171.2             2,171.2
  Nonredeemable preferred stocks .....................................                  17.1                16.7                16.7
                                                                                 -----------         -----------         -----------
Total equity securities ..............................................                 605.7         $   2,187.9             2,187.9
                                                                                                     ===========

Mortgage loans on real estate ........................................                 743.2                                   718.6
Real estate ..........................................................                  73.5                                    72.1
Loans to life insurance policyholders ................................                 455.5                                   455.5
Short-term investments ...............................................               1,212.6                                 1,212.6
                                                                                 -----------                             -----------
       Total investments .............................................           $  29,667.1                             $  33,656.1
                                                                                 ===========                             ===========

----------
     The  differences  between Column B and Column D as to mortgage loans on real estate and real estate  represent  write downs and allowances for possible permanent impairment in value.

                                                                                                                         SCHEDULE II

                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                        ---------------------

                                     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                              TRANSAMERICA CORPORATION (PARENT COMPANY)
                                               (Amounts in millions except share data)

                                                            BALANCE SHEET


                                                                                                                December 31,
                                                                                                          1998               1997

Assets:
    Investments in subsidiaries                                                                        $  6,558.5        $  5,762.1
    Equity securities at fair value (cost: $287.5 in 1998 and $308.8 in 1997)                             1,287.9             796.1
    Short-term investments                                                                                    2.5               4.8
    Notes and accounts receivable from subsidiaries                                                         130.7             359.1
    Cash and cash equivalents                                                                                17.4              18.5
    Other assets                                                                                            177.9             213.5
                                                                                                       ----------        ----------

                                                                                                       $  8,174.9        $  7,154.1
                                                                                                       ==========        ==========

Liabilities and stockholders' equity:
    Notes and loans payable                                                                            $    387.3        $    404.8
    Income taxes payable, including deferred taxes payable of $194.5 in 1998 and $45.7 in 1997              233.5              78.7
    Income taxes due to subsidiaries                                                                        440.5             356.8
    Notes and accounts payable to subsidiaries                                                              947.4             936.5
    Accounts payable and other liabilities                                                                  460.3             496.0
    Stockholders' equity:
        Common Stock ($1 par value):
           Authorized--300,000,000  shares
           Outstanding--124,490,670  shares  in 1998 and 125,808,216  shares in 1997,
              after deducting  34,986,254 and 33,668,708 shares in treasury in 1998 and 1997                124.5             125.8
        Retained earnings, including equity in undistributed net income of subsidiaries
              of $2,186.4 in 1998 and $1,700.5 in 1997                                                    3,693.1           3,267.9
        Components of other cumulative comprehensive income
           Net unrealized gain from investments marked to fair value                                      1,943.4           1,533.6
           Foreign currency translation adjustments                                                         (55.1)            (46.0)
                                                                                                       ----------        ----------
                                                                                                          5,705.9           4,881.3
                                                                                                       ----------        ----------
                                                                                                       $  8,174.9        $  7,154.1
                                                                                                       ==========        ==========


See note to balance sheet

                                                                                                                         SCHEDULE II
                                                                                                                         (Continued)

                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                        ---------------------

                                     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                              TRANSAMERICA CORPORATION (PARENT COMPANY)
                                                         STATEMENT OF INCOME


                                                                                              Years Ended December 31,
                                                                                     1998                1997                1996
                                                                                                (Amounts in millions)

Revenues:
   Dividends from subsidiaries                                                     $  184.8            $  615.2            $  313.6
   Tax service fees                                                                   331.0               214.7               206.5
   Interest, principally from subsidiaries                                             12.3                16.2                 3.8
   Investment income                                                                    5.9                 7.5                10.4
   Gain on investment transactions                                                     82.7                18.7                18.1
                                                                                   --------            --------            --------
                                                                                      616.7               872.3               552.4

Expenses:
   Interest                                                                           116.9               131.7               109.7
   General and administrative                                                         258.7               199.6               213.4
                                                                                   --------            --------            --------

                                                                                      375.6               331.3               323.1
                                                                                   --------            --------            --------

                                                                                      241.1               541.0               229.3
Income tax (provision) benefit                                                        (20.0)              117.1                88.4
                                                                                   --------            --------            --------

Income before equity in undistributed income
   of subsidiaries and income (loss)
   of discontinued operations                                                         221.1               658.1               317.7
Equity in undistributed income (dividends in
   excess of income) of subsidiaries                                                  485.9              (126.1)              183.8
                                                                                   --------            --------            --------

   Income from continuing operations                                                  707.0               532.0               501.5
   Income (loss) from discontinued operations                                                             261.8               (45.2)
                                                                                   --------            --------            --------
      Net income                                                                   $  707.0            $  793.8            $  456.3
                                                                                   ========            ========            ========

----------
     For comprehensive income see Item 8, "Consolidated Statement of Stockholders Equity."

                                                                                                                         SCHEDULE II
                                                                                                                         (Continued)

                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                        ---------------------

                                     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                              TRANSAMERICA CORPORATION (PARENT COMPANY)
                                                       STATEMENT OF CASH FLOWS


                                                                                                 Years Ended December 31,
                                                                                        1998               1997               1996
                                                                                                  (Amounts in millions)

Operating activities:
   Income from continuing operations                                                 $  707.0           $  532.0           $  501.5
   Adjustments to reconcile income from continuing
      operations to net cash provided
      by operating activities:
   Accounts payable and other liabilities                                               (37.2)             (17.1)             (71.4)
   Income taxes payable, including related accounts
      with subsidiaries                                                                  45.6               67.6               (0.6)
   Dividends in excess of income (Equity in
      undistributed income) of subsidiaries                                            (485.9)             126.1             (183.8)
   Net gain on investment transactions                                                  (82.7)             (18.7)             (18.1)
   Other                                                                                 12.8              (80.5)               2.2
                                                                                     --------           --------           --------
      Net cash provided by operating activities                                         159.6              609.4              229.8

Investing activities:
   Capital transactions with subsidiaries                                              (239.5)             302.3              (36.3)
   Sales of investments                                                                 285.8               97.0              219.4
   Purchases of investments                                                            (184.5)            (136.6)            (158.4)
   Decrease (increase) in accounts with subsidiaries                                    281.2              (44.7)             170.8
   Other                                                                                (26.0)             (13.9)             (19.6)
                                                                                     --------           --------           --------
      Net cash provided by investing activities                                         117.0              204.1              175.9

Financing activities:
   Proceeds from debt financing                                                                            188.6              198.4
   Increase (decrease) in commercial paper obligations                                   82.5             (198.4)            (157.8)
   Payments of long-term notes                                                         (100.0)              (5.0)             (10.0)
   Redemption of preferred stock                                                                          (318.8)
   Treasury stock purchases                                                            (235.5)            (443.5)            (330.2)
   Proceeds from issuance of common stock                                               100.4              108.3               45.6
   Dividends                                                                           (125.1)            (130.3)            (149.2)
                                                                                     --------           --------           --------

      Net cash used by financing activities                                            (277.7)            (799.1)            (403.2)
                                                                                     --------           --------           --------
Increase (decrease) in cash and cash equivalents                                         (1.1)              14.4                2.5
   Cash and cash equivalents at beginning of year                                        18.5                4.1                1.6
                                                                                     --------           --------           --------
   Cash and cash equivalents at end of year                                          $   17.4           $   18.5           $    4.1
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


                                                                                                                         SCHEDULE II
                                                                                                                         (Continued)

                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                        ---------------------

                                     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                              TRANSAMERICA CORPORATION (PARENT COMPANY)


NOTE TO BALANCE SHEET
Financial Instruments
At December 31, 1998 and 1997 notes and loans payable comprised:
                                                                                                                December 31,
                                                                                                           1998               1997
                                                                                                            (Amounts in millions)


Short-term bank loans, commercial paper and current portion of long-term debt ................                              $  100.0
Long-term debt due subsequent to one year:
   Notes; interest at 6.75% to 9.875%; maturing through 2008 .................................           $  304.8              304.8
   Commercial paper and other notes at various interest
      rates and terms supported by a credit agreement
      expiring in 2002  ......................................................................               82.5
                                                                                                         --------           --------
                                                                                                         $  387.3           $  404.8
                                                                                                         ========           ========

     There are no  maturities  of debt in 1999,  2000 or 2003.  Amounts of debt  maturing  in 2001 and 2002 are $5 million and $82.5 million.

     Transamerica  manages a portion of its interest rate risk by entering into interest rate swap agreements.  At December 31, 1998 and 1997 interest rate swap agreements comprised:

                                                                                    Weighted         Weighted
                                                                                    Notional       Average Fixed    Average Floating
                                                                                     Amount        Interest Rate      Interest Rate
                                                                                           (Dollar amounts in millions)
1998:
   Interest rate swap agreements - Transamerica pays:
      Floating rate interest expense,
         receives fixed rate interest income                                        $  275.0             7.03%            5.25%

1997:
   Interest rate swap agreements - Transamerica pays:
      Floating rate interest expense,
         receives fixed rate interest income                                        $  275.0             7.03%            5.77%

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

Life insurance:
   Year ended December 31:
      1998 ...................              $2,094.7 (A)          $6,199.7 (B)          $   7.1        $  24,191.9        $  1,050.4
      1997 ...................              $2,102.6 (A)          $5,957.7 (B)          $  17.7        $  24,184.2        $  1,105.9
      1996 ...................              $2,138.2 (A)          $5,644.5 (B)          $  17.9        $  22,898.4        $  1,072.4


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

Life insurance:
   Year ended December 31:
      1998 ....................................       $  2,245.5       $  2,878.0       $427.2 (C)         $  451.5       $240.9 (D)
      1997 ....................................       $  2,169.4       $  2,810.9       $256.3 (C)         $  469.6       $238.0 (D)
      1996 ....................................       $  2,079.7       $  2,649.7       $268.8 (C)         $  403.6       $286.1 (D)

----------
(A)  Includes  reduction from fair value  adjustments  of $633.8 million in 1998,  $546.1 million in 1997 and $306.6 million in 1996 required  under  Financial  Accounting  Standards  Statement No. 115,  Accounting  for Certain  Investments  in Debt and Equity
     Securities.
(B)  Includes increase from fair value adjustments of $391.3 million in 1998, $281 million in 1997 and $195 million in 1996 required under Financial Accounting Standards Statement No. 115.
(C)  Includes accelerated  amortization of deferred policy acquisition costs of $158 million in 1998, $8.9 million in 1997 and $33.6 million in 1996 and associated with interest-sensitive products due to realized investment gains.
(D)  Health insurance premiums written.

                                                                                                                         SCHEDULE IV
                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                        ---------------------

                                                      SCHEDULE IV--REINSURANCE



          Column A                                    Column B         Column C          Column D         Column E          Column F
                                                                                                                          Percentage
                                                                       Ceded to          Assumed                           of amount
                                                       Gross             other          from other           Net             assumed
           Segment                                     amount          companies         companies          amount            to net
                                                                               (Dollar amounts in millions)

Year ended December 31, 1998:
   Life insurance in force .................       $  255,440.9      $  290,754.6      $  282,317.0      $  247,003.3         114.3%
                                                   ============      ============      ============      ============

   Premium revenue:
      Life insurance ......................        $      637.8      $      464.7      $      667.3      $      840.4          79.4%
   Accident and health
      insurance ...........................               197.1             506.2             519.1             210.0         247.2%
                                                   ------------      ------------      ------------      ------------

                                                   $      834.9      $      970.9      $    1,186.4      $    1,050.4         112.9%
                                                   ============      ============      ============      ============



Year ended December 31, 1997:
   Life insurance in force ................        $  241,379.9      $  207,533.1      $  225,685.7      $  259,532.5          87.0%
                                                   ============      ============      ============      ============

   Premium revenue:
      Life insurance ......................        $      894.5      $      637.4      $      610.2      $      867.3          70.4%
   Accident and health
      insurance ...........................                90.3             350.6             498.9             238.6         209.1%
                                                   ------------      ------------      ------------      ------------

                                                   $      984.8      $      988.0      $    1,109.1      $    1,105.9         100.3%
                                                   ============      ============      ============      ============



Year ended December 31, 1996:
   Life insurance in force ................        $  220,162.9      $  195,158.2      $  201,560.3      $  226,565.0          89.0%
                                                   ============      ============      ============      ============


   Premium revenue:
      Life insurance ......................        $      816.6      $      551.9      $      521.3      $      786.0          66.3%
   Accident and health
      insurance ...........................                59.2             355.4             582.6             286.4         203.5%
                                                   ------------      ------------      ------------      ------------


                                                   $      875.8      $      907.3      $    1,103.9      $    1,072.4         102.9%
                                                   ============      ============      ============      ============

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

Year ended December 31, 1998: Deducted from asset accounts:
   Allowance for losses -
      Mortgage loans on real estate ..........        $   24.5                                           $    0.1 (D)   $   24.6
      Real estate ............................            11.8                         $     0.1 (B)          5.7 (E)        6.2
      Finance receivables ....................           104.8       $    53.0              28.5 (C)         34.2 (F)      152.1 (H)
      Other assets ...........................             5.4                                                4.8 (C)        0.6 (C)
                                                      --------       ---------         ---------         --------       --------
                                                      $  146.5       $    53.0         $    28.6         $   44.8       $  183.5
                                                      ========       =========         =========         ========       ========


Year ended December 31, 1997: Deducted from asset accounts:
   Allowance for losses -
      Mortgage loans on real estate ..........        $   22.6                         $     2.0 (B)     $    0.1 (D)   $   24.5
      Real estate ............................            20.2                                                8.4 (E)       11.8
      Finance receivables ....................            87.0       $    18.1              14.8 (C)         15.1 (F)      104.8 (H)
      Other assets ...........................             1.8                               5.4 (C)          1.8 (G)        5.4
                                                      --------       ---------         ---------         --------       --------
                                                      $  131.6       $    18.1         $    22.2         $   25.4       $  146.5
                                                      ========       =========         =========         ========       ========


Year ended December 31, 1996: Deducted from asset accounts:
   Allowance for losses -
      Mortgage loans on real estate ..........        $   21.5                         $     2.1 (B)     $    1.0 (D)   $   22.6
      Real estate ............................            27.2                               2.5 (B)          9.5 (E)       20.2
      Finance receivables ....................            82.1       $    10.2               7.0 (C)         12.3 (F)       87.0 (H)
      Other assets ...........................             6.1            (3.6) (A)                           0.7 (G)        1.8
                                                      --------       ---------         ---------         --------       --------
                                                      $  136.9       $     6.6         $    11.6         $   23.5       $  131.6
                                                      ========       =========         =========         ========       ========

----------
(A)  Reversal of excess valuation allowance no longer required due to the favorable terms on disposition of assets held for sale.
(B)  Included in gains on investment transactions.
(C)  Changes in connection with receivables and other adjustments.
(D)  Reduction in reserves associated with the settlement of mortgage loan transactions.
(E)  Reduction in reserves associated with the settlement of real estate transactions.
(F)  Charges for net credit losses.
(G)  Charges for losses on disposal of assets held for sale.
(H)  Includes  $28  million in 1998,  $15.5  million in 1997 and $1.2  million in 1996  related to  securitized,  sold and  serviced receivables which is reported in other liabilities in the consolidated balance sheet.