Form 10-Q
period 1999-03-31
TRANSAMERICA CORP
filed 1999-04-29
CIK 99189

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1999

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares of Common Stock, $1 par value, outstanding as of close of business on April 23, 1999: 124,647,439 shares.

                            TRANSAMERICA CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of Transamerica Corporation and Subsidiaries, for the periods ended March 31, 1999 and 1998, and the balance sheet as of December 31, 1998 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in Transamerica's Annual Report on Form 10-K for the year ended December 31, 1998. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Corporation's businesses.

                                  * * * * * * *

     On February 18, 1999, Transamerica announced that it had signed a merger agreement with AEGON N.V. (AEGON) providing for AEGON's acquisition of all of Transamerica's outstanding common stock for a combination of cash and AEGON stock worth $9.7 billion. The merger is expected to close during the summer of 1999.

     Earnings per share are calculated by dividing income available to common stockholders by the average number of common, and for diluted earnings per share common stock equivalent, shares outstanding. Basic earnings per share are based upon the weighted average number of common shares outstanding of 124,571,000 and 126,099,000 for the three months ended March 31, 1999 and 1998. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus the effect of common stock options outstanding, using the treasury stock method, of 130,344,000 and 131,135,000 for the three months ended March 31, 1999 and 1998.

     Prior to January 1, 1999 Transamerica's tax service operation recognized revenue as new contracts were received and deferred a portion of that revenue sufficient to cover the future service liability over the average life of the loan portfolio serviced. Effective January 1, 1999 Transamerica adopted prospectively a new policy which requires a greater level of revenue deferral, and which reduced net income for the three months ended March 31, 1999 by $9.5 million ($0.07 diluted earnings per share). Had this new accounting policy been adopted on January 1, 1998, net income for the three months ended March 31, 1998 would have been lower by $7.1 million ($0.05 diluted earnings per share) and net income for the three months ended March 31, 1999 would have been lower by $6.8 million ($0.05 diluted earnings per share), instead of the $9.5 million ($0.07 diluted earnings per share) noted above. The new method defers a portion of the profit previously recognized in the first year of a tax service contract to future years in proportion to the cost of providing the service, thereby more closely matching the recognition of revenues and expense over the average life of the contracts. Although this accounting change will cause a reduction in tax service revenues and earnings recognized in the early years of each tax service contract, revenues and earnings in later years will be increased. It is anticipated that by the sixth year following its adoption the differences from revenues and earnings reported under the former accounting method will be minimal. The change will have no effect on cash flow from operations.

     Transamerica is currently considering with the staff of the Securities and Exchange Commission a possible further modification to the manner in which companies in this industry account for revenues. While the impact of a change is not yet determinable Transamerica's preliminary estimate is that if the additional change had been effective January 1, 1999 it would have resulted in a further deferral of net income from the first quarter of 1999 to future periods of approximately $14 million ($0.11 diluted earnings per share). If the effect of this additional deferral, when determined, is material to net income for the three months ended March 31, 1999, an amendment to Transamerica's Quarterly Report on Form 10-Q for the three months ended March 31, 1999 will be filed. Any additional change would not affect cash flow.

     The consolidated ratios of earnings to fixed charges were computed by dividing income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, costs related to guaranteed preferred beneficial interest in Transamerica's junior subordinated debentures, and one-third of rent expense, which approximates the interest factor.

                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                          -----------------

                                                     CONSOLIDATED BALANCE SHEET

                                                               Assets


                                                                                                 March 31,              December 31,
                                                                                                   1999                      1998
Investments, principally of life insurance subsidiaries:
     Fixed maturities                                                                          $  29,708.0               $  29,009.4
     Equity securities                                                                             2,805.5                   2,187.9
     Mortgage loans and real estate                                                                  791.8                     790.7
     Loans to life insurance policyholders                                                           456.2                     455.5
     Short-term investments                                                                          516.8                   1,212.6
                                                                                               -----------               -----------
                                                                                                  34,278.3                  33,656.1

Finance receivables                                                                                7,277.1                   6,943.7
Less unearned fees ($517.4 in 1999 and
     $521.2 in 1998) and allowance for losses                                                        646.2                     645.3
                                                                                               -----------               -----------
                                                                                                   6,630.9                   6,298.4

Cash and cash equivalents                                                                             95.8                     159.5
Trade and other accounts receivable                                                                2,602.5                   2,254.2
Property and equipment, less accumulated
     depreciation of $1,681.4 in 1999 and
     $1,614.8 in 1998:
     Land, buildings and equipment                                                                   509.7                     489.1
     Equipment held for lease                                                                      3,040.5                   3,038.0
Deferred policy acquisition costs                                                                  2,238.2                   2,094.7
Separate account assets                                                                           10,106.4                   9,101.0
Goodwill, less accumulated amortization of
     $177.6 in 1999 and $172.6 in 1998                                                               426.5                     423.4
Assets held for sale                                                                                 177.7                     180.8
Other assets                                                                                         775.6                     807.4
                                                                                               -----------               -----------
                                                                                               $  60,882.1               $  58,502.6
                                                                                               ===========               ===========


(Amounts in millions)

                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                          -----------------

                                               CONSOLIDATED BALANCE SHEET (Continued)

                                                Liabilities and Stockholders' Equity


                                                                                                 March 31,              December 31,
                                                                                                    1999                    1998

Life insurance policy liabilities                                                               $  31,161.0             $  30,336.3
Notes and loans payable, principally of
     finance subsidiaries, of which $1,691.1
     in 1999 and $1,924.8 in 1998 matures
     within one year                                                                                8,581.6                 8,197.9
Accounts payable and other liabilities                                                              2,370.8                 2,394.4
Income taxes                                                                                        2,057.3                 2,052.1
Separate account liabilities                                                                       10,106.4                 9,101.0

Guaranteed preferred beneficial interest in
     Transamerica's junior subordinated debentures                                                    715.0                   715.0

Stockholders' equity:
     Preferred Stock ($100 par value):
         Preference Stock (without par value)--
              5,000,000 shares authorized; none
              outstanding
     Common Stock ($1 par value):
         Authorized--300,000,000 shares
         Outstanding -- 124,634,739 shares in 1999
                  and 124,490,670 shares in 1998,
                  after deducting 34,842,185 shares
                  and 34,986,254 shares in treasury                                                   124.6                   124.5
     Additional Paid in Capital                                                                         5.5
     Retained earnings                                                                              3,831.3                 3,693.1
     Components of other cumulative
         comprehensive income:
              Net unrealized gain from investments
                  marked to fair value                                                              1,998.2                 1,943.4
              Foreign currency translation adjustments                                                (69.6)                  (55.1)
                                                                                                -----------             -----------
                                                                                                    5,890.0                 5,705.9
                                                                                                -----------             -----------
                                                                                                $  60,882.1             $  58,502.6
                                                                                                ===========             ===========


(Amounts in millions except for share data)

                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                        CONSOLIDATED STATEMENT OF INCOME

                                                          Three months ended
                                                               March 31,
                                                        1999             1998
REVENUES
Investment income                                   $     565.7     $     564.5
Life insurance premiums and related income                454.8           456.9
Finance charges and other fees                            196.1           167.1
Leasing revenues                                          170.3           185.7
Real estate and tax service revenues                       92.7            74.6
Gain on investment transactions                            63.2            84.3
Other                                                      45.3            25.8
                                                    ------------    ------------
                                                        1,588.1         1,558.9

EXPENSES
Life insurance benefits                                   702.8           724.4
Life insurance underwriting, acquisition
     and other expenses                                   176.6           178.0
Interest and debt expense                                 122.7           104.9
Leasing operating and maintenance costs                   115.6           111.9
Provision for losses on receivables                        20.9            13.6
Other, including administrative and general
     expenses                                             238.7           197.2

                                                    ------------    ------------
                                                        1,377.3         1,330.0
                                                    ------------    ------------
                                                          210.8           228.9
Income taxes                                               41.4            75.2
                                                    ------------    ------------
Net income                                          $     169.4     $     153.7
                                                    ============    ============

Basic earnings per share of common stock:
     Income before gain on investment
         transactions                               $       1.03    $       0.79
     Gain on investment transactions                        0.33            0.43
                                                    ------------    ------------
     Net income                                     $       1.36    $       1.22
                                                    ============    ============

Diluted earnings per share of common stock:
     Income before gain on investment
         transactions                               $       0.99    $       0.76
     Gain on investment transactions                        0.31            0.41
                                                    ------------    ------------
     Net income                                     $       1.30    $       1.17
                                                    ============    ============

Dividends per share of common stock                 $       0.25    $       0.25
                                                    ============    ============

Ratio of earnings to fixed charges                          2.45            2.79
                                                    ============    ============


(Amounts in millions except for share data)

                                              TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                                          -----------------

                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Three months ended March 31,
                                                                                                   1999                     1998
OPERATING ACTIVITIES
Net income                                                                                      $    169.4               $    153.7
Adjustments to reconcile net income to
     net cash provided by operating activities:
         Increase in insurance related
              liabilities, excluding policyholder
              balances on interest-sensitive policies                                                496.5                    449.2
         Change in accounts receivable and
              accrued investment income                                                             (322.3)                  (192.6)
         Change in accounts payable and
              other liabilities                                                                     (245.5)                  (202.6)
         Amortization of policy acquisition costs                                                     95.8                     75.6
         Policy acquisition costs deferred                                                          (184.4)                  (133.8)
         Depreciation and amortization                                                                92.2                     83.4
         Other                                                                                      (121.4)                   100.9

                                                                                                ----------               ----------
     Net cash provided (used) by operations                                                          (19.7)                   333.8

INVESTING ACTIVITIES
Finance receivables originated                                                                    (5,716.8)                (4,791.9)
Finance receivables collected                                                                      5,361.9                  4,582.7
Purchase of investments                                                                           (1,477.8)                  (896.8)
Sales and maturities of investments                                                                1,097.6                    943.5
Purchase of finance receivables from
     Whirlpool Financial Corporation                                                                                         (351.9)
Other                                                                                                (55.4)                   (83.5)

                                                                                                ----------               ----------
     Net cash used by investing activities                                                          (790.5)                  (597.9)

FINANCING ACTIVITIES
Proceeds from debt financing                                                                       2,310.9                    957.1
Payment of notes and loans                                                                        (1,916.5)                  (578.2)
Receipts from interest-sensitive policies
     credited to policyholder account balances                                                     2,349.1                  1,705.7
Return of policyholder balances on
     interest-sensitive policies                                                                  (1,971.4)                (1,779.8)
Treasury stock purchased                                                                              (1.8)                   (79.4)
Proceeds from issuance of common stock                                                                 7.4                     50.0
Dividends                                                                                            (31.2)                   (31.6)

                                                                                                ----------               ----------
     Net cash provided by financing activities                                                       746.5                    243.8
                                                                                                ----------               ----------

Decrease in cash and cash
     equivalents                                                                                     (63.7)                   (20.3)
Cash and cash equivalents at beginning
     of year                                                                                         159.5                    132.9
                                                                                                ----------               ----------
Cash and cash equivalents at end of period                                                      $     95.8               $    112.6
                                                                                                ==========               ==========

(Amounts in millions)

                    TRANSAMERICA CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                    Three months ended March 31,
                                                      1999               1998

Balance at beginning of year                      $  3,693.1         $  3,267.9
Net income                                             169.4              153.7
Dividends on common stock                              (31.2)             (31.6)
Treasury stock purchased                                                  (29.7)
                                                  ----------         ----------
Balance at end of period                          $  3,831.3         $  3,360.3
                                                  ==========         ==========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Results

     Transamerica's net income for the first quarter of 1999 increased $15.7 million (10%), compared to the first quarter of 1998.

     Net income for the first quarter of 1999 included net after tax gains from investment transactions aggregating $41 million compared to $54.7 million in the first quarter of 1998. Income before investment transactions for the first quarter of 1999 included a $31 million benefit from the resolution of prior year tax matters partially offset by $6.7 million of initial expenses associated with the AEGON transaction and $9.5 million related to the change in accounting policy for revenue recognition at the real estate tax service. Excluding these items, income before investment transactions for the first quarter of 1999 increased $14.6 million (15%) due primarily to increases in life insurance, real estate and commercial lending operating results. Partially offsetting these favorable variances were decreased leasing operating results and higher unallocated interest and other expenses.

     Gain on investment transactions, pretax, included in consolidated revenues, comprised (amounts in millions):

                                                    Three months ended March 31,
                                                         1999         1998

     Net gain on sale of investments                   $  92.2      $  93.0
     Adjustment for impairment in value                   (7.7)        (7.9)
     Amortization of acquisition costs                   (21.3)        (0.8)
                                                       -------      -------
                                                       $  63.2      $  84.3
                                                       =======      =======


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

                                               REVENUES AND INCOME BY LINE OF BUSINESS

                                                                                       Three months ended March 31
                                                                               Revenues                             Income
                                                                       1999               1998              1999             1998
                                                                                           (Amounts in millions)

Life insurance revenue and income
     before investment transactions                                 $  1,012.4         $  1,014.6         $   91.2         $   77.9

Commercial lending                                                       205.4              164.6             18.6             18.0
Leasing                                                                  202.9              203.2             12.9             15.6
Real estate services revenue and income
     before investment transactions                                      117.4               98.7             19.9             18.4
Amortization of goodwill                                                                                      (4.7)            (3.4)
                                                                    ----------         ----------         --------         --------
Total finance                                                            525.7              466.5             46.7             48.6

Unallocated interest and
     other expenses                                                       14.3               18.5             (9.5)           (27.5)
Consolidation eliminations                                               (27.5)             (25.0)
                                                                    ----------         ----------         --------         --------

Revenues and income before
         investment transactions                                       1,524.9            1,474.6            128.4             99.0

     Gains on investment transactions:
         Life insurance                                                   18.0               26.2             11.7             17.1
         Real estate                                                      45.2               58.1             29.3             37.6
                                                                    ----------         ----------         --------         --------
Total investment gains                                                    63.2               84.3             41.0             54.7
                                                                    ----------         ----------         --------         --------
Total revenues and income                                           $  1,588.1         $  1,558.9         $  169.4         $  153.7
                                                                    ==========         ==========         ========         ========



Life insurance

     In the first quarter of 1999, the life insurance operations reported net income of $102.9 million compared to $95 million in the first quarter of 1998. Net income included after tax gains from investment transactions of $11.7 million in the first quarter of 1999 compared to $17.1 million in the first quarter of 1998. First quarter income before investment transactions for the life insurance operations was $13.3 million (17%) higher than in the first quarter of 1998.

     The life insurance products division's 1999 first quarter income before investment transactions increased $2 million (10%) over the first quarter of 1998. Improved interest spreads, greater fee and surrender charge revenue and reduced mortality benefits all contributed to the earnings gain and more than offset increased technology expenses.

     At the annuities division, income before investment transactions was $1.7 million (14%) higher in the first quarter of 1999 than the comparable period of 1998 due to improved interest spreads and higher fee income. First quarter operating expenses were higher in 1999 than 1998 due to higher technology expenses and new product initiatives.

     The asset management group's first quarter 1999 income before investment transactions was $2.8 million (17%) better than the first quarter of 1998. This was primarily due to favorable changes in interest rate spreads and increased fee income from a larger asset base.

     Within the reinsurance line, lower loss claims on its accident and health business as well as reduced traditional life claims and higher premium revenue during the first quarter of 1999 resulted in $5.2 million (41%) higher income before investment transactions than the first quarter of 1998.

     The international division improved income before investment transactions by $400,000 (6%) in the first quarter of 1999 as compared to the first quarter of 1998. This increase was primarily due to business growth in Taiwan, favorable mortality benefits in Hong Kong and asset management growth in Canada.

     For the corporate line, income before investment transactions in the first quarter of 1999 was $1.2 million (13%) higher than the comparable 1998 period due primarily to reduced guarantee fund assessments.

     After tax gains on investment transactions by the life insurance operations comprised:

                                                          1999         1998

     Net gain on sale of investments                    $  30.5      $  22.8
     Provision for impairment in value                     (5.0)        (5.2)
     Amortization of acquisition costs                    (13.8)        (0.5)
                                                        -------      -------
                                                        $  11.7      $  17.1
                                                        =======      =======

     The life insurance companies net investment income for the first quarter of 1999 of $557.6 million was unchanged from to the first quarter of 1998.

     Premiums and related income for the life insurance companies decreased $2.1 million (less than 1%) for the first quarter of 1999 from the first quarter of 1998. The decline was due to greater ceding of reinsurance premiums which offset increases in traditional life premiums, as well as declines in group and single premium annuities. Increased income from fees and charges on interest-sensitive policies compensated for premium decline in the international division, primarily Canada. The life insurance operation's benefits paid or provided decreased $21.6 million (3%) primarily due to reduced mortality benefits and lower interest credited on interest-sensitive policies.

     Cash provided by the life insurance companies for the first quarter of 1999 decreased $243.3 million compared with the same period of 1998 primarily due to the timing of the settlement of certain receivables and payables, including reinsurance receivables and payables. The life insurance companies continue to maintain a sufficiently liquid investment portfolio to cover operating requirements, with remaining funds invested in long-term securities.


Commercial Lending

     Commercial lending net income for the first quarter of 1999 was $14.4 million compared to $15.1 million for the first quarter of 1998. Income, before the amortization of goodwill, for the first quarter of 1999 increased $600,000 (3%) from the first quarter of 1998. Operating results for 1999 include after tax gains of $500,000 on the sale and securitization of inventory floorplan and equipment lease finance receivables. Prior year operating results included a $3 million tax benefit from tax matters resolved in 1998, a $2.1 million after tax charge for losses and restructuring of the insurance premium finance business and a $2.1 million gain on the sale and securitization of floorplan finance receivables. Excluding the above items, commercial lending income before the amortization of goodwill increased $3.1 million (21%) over the first quarter of 1998. Higher average net receivables outstanding contributed to the growth in operating income.

     Revenues in the first quarter of 1999 increased $40.8 million (25%) over the first quarter of 1998 principally as a result of growth in average net receivables outstanding and higher servicing and other income on securitized receivables.

     Interest expense increased $15.4 million (32%) in the first quarter of 1999 as compared to the first quarter of 1998 due to a higher average interest rate on borrowings and to higher average outstanding debt as a result of growth in average net receivables. Operating expenses rose $15.7 million (20%) mainly as result of startup costs related to product line expansion and servicing of receivables. The provision for losses on receivables increased $4.3 million (31%) due primarily to higher credit losses. Credit losses, net of recoveries, on an annualized basis as a percentage of average net receivables outstanding were 1.02% for the first quarter of 1999 compared to 0.57% for the first quarter of 1998.

     Net commercial finance receivables outstanding at March 31,1999, increased $327.4 million (6%) from December 31, 1998 due to continued growth in each business unit. During the first quarter of 1999, the commercial lending operation securitized $275 million of floorplan and equipment lease finance receivables. Management has established an allowance for losses equal to 1.91% of net commercial finance receivables outstanding as of March 31, 1999 compared to 1.99% at December 31, 1998.

     Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due, and the receivables balance for all other receivables over 60 days past due. At March 31,1999, delinquent receivables were $74.8 million (1.18% of receivables outstanding) compared to $98.6 million (1.63% of receivables outstanding) at December 31, 1998. The decline resulted from lower delinquency in the equipment leasing portfolio.

     Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $59.7 million (0.94% of receivables outstanding) at March 31, 1999 compared to $65.7 million (1.09% of receivables outstanding) at December 31, 1998.


Leasing

     In the first quarter of 1999, the leasing operation reported net income of $12.4 million compared to $15.1 million in the first quarter of 1998. Income, before the amortization of goodwill, for the first quarter of 1999 decreased $2.7 million (18%) primarily due to fewer container units on hire and higher operating costs which were partially offset by a $4.9 million benefit from the termination of a tax-based leveraged lease and improved earnings from a larger portfolio of finance leases.

     Revenues were flat between the first quarter of 1999 and 1998. Trade imbalances between Asia, the United States and Europe reduced revenues due to lower levels of containers on-hire and per diem rates. Offsetting these decreases were increased revenue from a larger portfolio of finance leases, more on-hire chassis and the previously mentioned favorable termination of a tax-based leveraged lease arrangement.

     Expenses for 1999 increased from 1998 as a result of more strategic positioning expenditures associated with the movement of container equipment to meet anticipated demand in the Asian market and higher interest costs on the larger portfolio of finance leases.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 77% for the first quarter of 1999 compared to 79% in the first quarter of 1998. Rail trailer utilization was 81% for the first quarter of 1999 compared to 79% in the first quarter of 1998. European trailer utilization was 80% for the first quarter of 1999 compared to 90% in the first quarter of 1998. However, European trailer revenue was unaffected as higher long-term rental revenues offset lower short term rental revenues associated with less on hires due to a softness in industrial economic activity in key European markets.

Real Estate Services

     This segment includes Transamerica's real estate information businesses as well as certain real estate and other investments.

     Net income for the first quarter of 1999 decreased $6.8 million (12%) from the first quarter of 1998. Net income included net after tax gains from investment transactions of $29.3 million and $37.6 million in the first quarters of 1999 and 1998. Income before investment transactions in the first quarter of 1999 increased $1.5 million (8%) over the first quarter of 1998 primarily due to higher operating income at the real estate tax service due to increased new contract volume caused by higher loan originations which was offset in part by the effects of the change in accounting for revenue recognition.

     Revenues for the first quarter of 1999 increased $5.8 million (4%) over the first quarter of 1998 primarily due to increased volume at the real estate tax service business offset in part by lower gains from investment transactions and the change in accounting for revenue recognition.


Unallocated Interest and Expenses

     Unallocated interest and other expenses, after related income taxes, for the first three months of 1999 included a $31 million tax benefit from the resolution of prior year tax matters offset in part by $6.7 million of initial expenses associated with the AEGON transaction. Excluding these items unallocated interest and other expenses increased $6.3 million (23%). The increase was primarily due to higher interest costs.


Comprehensive Income

     In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the three months ended March 31, 1999 and 1998 comprised:

                                                             1999         1998

     Net income                                           $  169.4     $  153.7
     Other comprehensive income, net of tax:
          Unrealized gains (losses) from
          investments marked to fair value:
              Unrealized holding gains (losses)
              arising during period:
                  Equity securities                          390.7        131.9
                  Fixed maturities                          (295.1)        33.5
              Less:  reclassification adjustment
              for gains included in net income               (40.8)       (54.7)
                                                          --------     --------
                                                              54.8        110.7

          Foreign currency translation adjustments           (14.5)        (0.9)
                                                          --------     --------
     Comprehensive income (loss)                          $  209.7     $  263.5
                                                          ========     ========

     Transamerica is required to mark its equity securities and fixed maturities portfolios to fair value. These investments support liabilities that are not marked to fair value.

     Transamerica manages its exposure to interest rate fluctuations by managing the characteristics of the assets and liabilities so that changes are offset. Transamerica's objectives for asset liability management are to provide maximum levels of finance and investment income and to minimize funding costs while maintaining acceptable levels of interest rate and liquidity risk and facilitating its funding needs.

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


Investment Portfolio

     Transamerica, principally through its life insurance subsidiaries, maintains an investment portfolio aggregating $34.3 billion at March 31, 1999, of which $29.7 billion was invested in fixed maturities. At March 31, 1999, 93.8% of the fixed maturities was rated as "investment grade" with an additional 4.0% in the BB category or its equivalent. The amortized cost of fixed maturities was $27.9 billion resulting in a net unrealized gain position, before the effect of income taxes and adjustments to deferred acquisition costs and policy liabilities, of $1.8 billion at March 31, 1999. The amortized cost of delinquent below investment grade securities, before provision for impairment in value, was $1.9 million at March 31, 1999 and December 31, 1998. Adjustment for impairment in value has been made to reduce the amortized cost of certain fixed maturity investments by $83.7 million at March 31, 1999 and $78.9 million at December 31, 1998.

     In addition to the investments in fixed maturities, $791.8 million (2% of the investment portfolio), net of allowance for losses of $30.4 million, was invested in mortgage loans and real estate including $694.8 million in commercial mortgage loans, $81.1 million in real estate investments, $400,000 in foreclosed real estate and $45.9 million in residential mortgage loans. Problem loans, defined as restructured loans yielding less than 8% and delinquent loans, totaled $4.1 million at March 31, 1999 and $3.5 million at December 31, 1998. Allowances for possible losses of $3.3 million at March 31, 1999 and $1.6 million at December 31, 1998 have been established to cover possible losses from mortgage loans and real estate investments.


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

     Derivative financial instruments with a notional amount of $10.7 billion at March 31, 1999 and $10 billion at December 31, 1998 and designated as hedges of portions of Transamerica's investment portfolio were outstanding. In addition, derivative financial instruments with a notional amount of $5.6 billion at March 31, 1999 and $4.9 billion at December 31, 1998 and designated as hedges of Transamerica's liabilities were outstanding.

     While Transamerica is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1999, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of Transamerica's derivative financial instruments at March 31, 1999 and December 31, 1998 was a net benefit of $271.3 million and $331.7 million comprising agreements with aggregate gross benefits of $347.8 million and $364.1 million and agreements with aggregate gross obligations of $76.5 million and $32.4 million.


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

     The life insurance operation had completed substantially all of the remediation phase as of March 31, 1999. As of March 31, 1999, testing was well underway and is expected to be substantially complete by June 1999.

     The commercial lending operation had completed substantially all of the remediation phase as of March 31, 1999. As of March 31, 1999, testing was well underway and is expected to be substantially finished by June 1999. The commercial lending operating systems in Europe, which affect a small percentage of the business, are being developed and tested for implementation in July 1999.

     The leasing operation had completed the remediation and testing phases as of March 31, 1999. In addition to the systems remediated and tested, the customer service, fleet management and equipment repair and maintenance system is scheduled for replacement in June 1999.

     The major business in the real estate segment, Transamerica Real Estate Tax Service, and most of the other businesses in this segment had completed the remediation phase as of March 31, 1999. At March 31, 1999, testing had commenced and the testing phase, including testing with numerous governmental agencies, is expected to be substantially complete by September 1999.

     The projected total cost associated with required modifications to become ready for the Year 2000 is approximately $40 million. These costs are being expensed as incurred and funded through operations. At this time there can be no assurance that these estimates will not be exceeded and actual results may differ significantly from those projected. Some factors that may cause actual expenditures to differ include the availability and cost of trained personnel and the ability to locate and correct all relevant computer problems. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The total amount expended on the project through March 31, 1999, was $27 million. Transamerica does not expect the project to have a significant effect on its financial condition or results of operations.

     Transamerica believes it will achieve Year 2000 readiness; however, the size and complexity of its systems and the need for them to interface with other systems internally and with those of customers, vendors, partners, governmental agencies and other outside parties, creates the possibility that some of these systems may experience Year 2000 problems. Specific factors that give rise to this concern include a possible loss of qualified resources, failure to identify and remediate all affected systems, noncompliance by third parties whose systems and operations interface with Transamerica's systems and other similar uncertainties. Transamerica is developing contingency plans to minimize any possible disruptions.


Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K.

    (a)    Exhibits.

           10.1  Form of Transamerica Corporation Value Added Incentive Plan
                 (January 1, 1999 Restatement)
           10.2  Form of Amendment No. 3 To The Transamerica Corporation 1995
                 Performance Stock Option Plan
           10.3  Form of Amendment No. 4 To The Transamerica Corporation 1996
                 Stock Option and Award Plan
           10.4  Form of Amendment No. 10 To The 1985 Stock Option And Award
                 Plan Of Transamerica Corporation
           12    Computation of Ratio of Earnings to Fixed Charges.
           18    Change in Accounting Principles.
           27    Financial Data Schedule.

    (b)    Reports on Form 8K

     On February 22, 1999 Transamerica reported that it had agreed to be acquired by AEGON N.V.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANSAMERICA CORPORATION
(Registrant)



Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  April 29, 1999